Form 10-Q
period 2024-09-30
Future Vision II Acquisition Corp.
filed 2024-10-18
CIK 2010653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

FUTURE VISION II ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Cayman Islands	001-422273	N/A
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Xiandai Tongxin Building

201 Xin Jinqiao Road, Rm 302

Pudong New District

Shanghai, China

(Address of Principal Executive Offices) (Zip Code)

+ (86) 136 0300 0540

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one right to acquire 1/10th of one Ordinary Share	FVNNU	The Nasdaq Stock Market LLC
Ordinary Shares included as part of the Units	FVN	The Nasdaq Stock Market LLC
Rights included as part of the Units	FVNNR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of September 30, 2024, there were 7,544,000 ordinary shares, $0.0001 par value issued and outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Balance Sheet as of September 30, 2024 (unaudited)	1
Condensed Statements of Operations for the three months ended September 30, 2024 and for the period from January 30, 2024 (inception) through September 30, 2024 (unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity for the period from January 30, 2024 (inception) through September 30, 2024 (unaudited)	3
Condensed Statements of Cash Flows for the period from January 30, 2024 (inception) through September 30, 2024 (unaudited)	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Statements	19
Item 3. Quantitative and Qualitative Disclosure about Market Risks	24
Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	26
Item 6. Exhibits	27

Signatures	28

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE VISION II ACQUISITION CORP.

CONDENSED BALANCE SHEET

(Unaudited)

Currency expressed in United States dollars (“US$), except for number of shares

September 30, 2024
ASSETS
Current assets
Cash	$1,464,303
Prepaid expenses	9,769
Total current assets	1,474,072

Non-current assets
Marketable securities held in Trust Account	57,935,279
Total non-current assets	57,935,279

TOTAL ASSETS	$59,409,351

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$75,000
Due to related parties	5,667
Total current liabilities	80,667

Total Liabilities	80,667

Commitments and contingencies (Note 7)	-

Ordinary shares subject to possible redemption, 5,750,000 shares	52,654,348

Shareholders’ Equity:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 1,794,000 shares issued and outstanding (excluding 5,750,000 shares subject to redemption)	179
Additional paid-in capital	6,536,979
Retained earnings	137,178
Total Shareholders’ Equity	6,674,336
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY	$59,409,351

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Currency expressed in United States dollars (“US$), except for number of shares

	For the Three Months Ended September 30, 2024	For the Period From January 30, 2024 (Inception) Through September 30, 2024
Formation and operating costs	$918	$5,646
Administrative fee	5,667	5,667
Total operating expenses	6,585	11,313

Loss from Operations	(6,585)	(11,313)

Other income:
Interest income	712	712
Income earned on marketable securities held in Trust Account	147,779	147,779
Total other income	148,491	148,491

Net Income	$141,906	$137,178

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	1,074,176	400,615
Basic and diluted net income per ordinary share, redeemable ordinary shares	$0.14	$0.40
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,351,626	1,287,902
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

Currency expressed in United States dollars (“US$), except for number of shares

	Ordinary Shares		Additional Paid-in	(Accumulated Deficit)/ Retained	Total Shareholder’s
	Shares	Amount	Capital	earnings	Equity
Balance as of January 30, 2024 (inception)	-	$-	$-	$-	$-
Founder shares issued to Sponsor(1)	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	(2,091)	(2,091)
Balance as of March 31, 2024	1,437,500	$144	$24,856	$(2,091)	$22,909
Net loss	-	-	-	(2,637)	(2,637)
Balance as of June 30, 2024	1,437,500	$144	$24,856	$(4,728)	$20,272
Proceeds allocated to Public Rights	-	-	5,010,612	-	5,010,612
Sale of private placement shares	299,000	30	2,989,970	-	2,990,000
Issuance of representative shares	57,500	5	522,014	-	522,019
Underwriters’ discount	-	-	(1,384,519)	-	(1,384,519)
Other offering expenses	-	-	(460,994)	-	(460,994)
Accretion of ordinary share subject to redemption value	-	-	(164,960)	-	(164,960)
Net income	-	-	-	141,906	141,906
Balance as of September 30, 2024	1,794,000	$179	$6,536,979	$137,178	$6,674,336

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Currency expressed in United States dollars (“US$)

For the Period From January 30, 2024 (Inception) Through
September 30, 2024
Cash Flows from Operating Activities:
Net income	$137,178
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(147,779)
Changes in operating assets and liabilities:
Prepaid expenses	(9,769)
Due to related parties	5,667
Net Cash Used in Operating Activities	(14,703)

Cash Flows from Investing Activities:
Purchase of marketable securities held in Trust Account	(57,787,500)
Net Cash Used in Investing Activities	(57,787,500)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	25,000
Proceeds from issuance of promissory note to related party	375,000
Repayment of promissory note to related party	(375,000)
Proceeds from sale of public units through public offerings, net of underwriters’ discount	56,637,500
Proceeds from ordinary shares issued in private placement	2,990,000
Payment of offering costs	(385,994)
Net Cash Provided by Financing Activities	59,266,506

Net Change in Cash	1,464,303

Cash, Beginning of Period	-
Cash, End of Period	$1,464,303

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Offering costs included in accrued offering costs	75,000
Representative shares issued and charged to offering costs	522,019
Accretion of ordinary shares subject to redemption value	164,960

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURE VISION II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Note 1 — Organization and Business Operation

Future Vision II Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Cayman Islands exempted company on January 30, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any Business Combination target and it has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination.

As of September 30, 2024, the Company had not commenced any operations. For the period from January 30, 2024 (inception) through September 30, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s founder and sponsor is HWei Super Speed Co. Ltd., a British Virgin Island business company with limited liability (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 11, 2024. On September 13, 2024, the Company consummated its Initial Public Offering of 5,000,000 units (the “Units” and, with respect to the Ordinary Shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $50,000,000 (the “Initial Public Offering”, or “IPO”), and incurring offering costs of $1,845,513. The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the Initial Public Offering price to cover over-allotments, if any. As of September 13, 2024, the over-allotment option was exercised, generating gross proceeds of $7,500,000 and deposited into the Trust Account. Meanwhile, 57,500 ordinary shares were issued to the underwriter at the closing of the IPO as representative shares (“Representative Shares”), and 28,750 representative shares will be issued as the deferred underwriting commission at the consummation of a Business Combination.

Simultaneously with the consummation of the closing of the IPO, the Company consummated the private placement of an aggregate of 299,000 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $2,990,000 (the “Private Placement”). (see Note 4).

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Following the closing of the IPO on September 13, 2024, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 180 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, as determined by the Company. The proceeds from this offering held in the trust account will not be released from the trust account (1) to the Company, until the completion of the initial business combination, or (2) to public shareholders, until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any ordinary shares sold as part of the units in this offering (the “public shares”) properly submitted in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s ordinary shares the right to have their shares redeemed in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial business combination March 13, 2026 or up to September 13, 2026 (an “Extension Period”) or (B) with respect to any other provision relating to the rights of holders of the Company’s ordinary shares, and (c) the redemption of the Company’s public shares if it has not consummated the business combination within 18 months from the closing of this offering or during any Extension Period, subject to applicable law. Public shareholders who redeem their ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if the Company has not consummated an initial business combination within 18 months from the closing of this offering, with respect to such ordinary shares so redeemed. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

FUTURE VISION II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.05 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have only 18 months from the closing of the Initial Public Offering or during any Extension Period to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the 18 months from the closing of this offering or during any Extension Period.

The Founder shares except as described below, are identical to the ordinary shares included in the units being sold in this offering, and holders of Founder shares have the same shareholder rights as public shareholders, except that (a) prior to the initial business combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of the founder shares may remove a member of the board of directors for any reason; (b) in a vote to continue the company in a jurisdiction outside of the Cayman Islands, holders of founder shares will have ten votes for every founder share and holders of ordinary shares will have one vote for every ordinary share; (c) the Founder shares are subject to certain transfer restrictions, as described in more detail below; (d) the Company’s initial shareholder has entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder shares in connection with the completion of the Company’s initial Business Combination, (ii) waive their redemption rights with respect to their Founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s second amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s public shares in connection with an initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within 18 months from the closing of this offering or during any Extension Period, and (B) with respect to any other provisions relating to shareholders’ rights, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder shares if w the Company fails to complete its initial Business Combination within 18 months from the closing of this offering or during any Extension Period, (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame), and I are entitled to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, its founder has agreed (and its permitted transferees will agree) to vote their Founder shares, private shares and any public shares purchased during or after this offering in favor of its initial Business Combination. The other members of the Company’s management team have entered into agreements similar to the one entered into by the Company’s Sponsor with respect to any public shares acquired by them in or after this offering.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The Company will have until 18 months from the closing of the IPO (or up to 24 months from the closing of this offering if the Company extends the period of time to consummate a Business Combination by up to six additional months through six one-month extensions of time, as further provided in the Company’s amended and restated memorandum and articles of association) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $50,000 of interest released to the Company to pay taxes and potentially, dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to our obligations under the Companies Act to provide for claims of creditors and the requirements of other applicable law.

The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.05).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.05 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s Sponsor will not be responsible to the extent of any liability for such third party claims.

Going Concern Consideration

As of September 30, 2024, the Company had $1,464,303 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $375,000 under the Promissory Note (as defined in Note 5). The Company repaid the Promissory Note in full shortly after receipt of funds in the operating bank account from the Trust Account. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2024, there were no amounts outstanding under any Working Capital Loan.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company initially has until March 13, 2026 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 18-month period from the issuance date of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional condition raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to consummate the initial Business Combination to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, the accompanying condensed financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of September 30, 2024, and for the three months ended September 30, 2024 and for the period from January 30, 2024 (inception) through September 30, 2024. The results of operations for the three months ended September 30, 2024 and for the period from January 30, 2024 (inception) through September 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period.

These unaudited condensed financial statements have been derived from the accounting records of the Company and should be read in conjunction with the financial statements and notes thereto included in the Company’s final prospectus for its Initial Public Offering as filed with the SEC on September 12, 2024.

Emerging Growth Company

The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $163,591 in cash and $1,300,712 in cash equivalents as of September 30, 2024.

Marketable Securities Held in Trust Account

As of September 30, 2024, all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as marketable securities. Marketable securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income earned on marketable securities held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information. As of September 30, 2024, the estimated fair value of marketable securities held in Trust Account was $57,935,279.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering cost amounted to $1,845,513, consisting of $862,500 and $522,019 of underwriting commissions which were paid in cash and representative shares (57,500 ordinary shares) at the closing date of the IPO, respectively and $460,994 of other offering costs.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The carrying amounts reported in the balance sheet for cash and cash equivalents,   marketable securities held in trust account, accounts payable and accrued expenses and due to related parties each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2024
		(Unaudited)
Assets:
Marketable securities held in Trust Account	1	$57,935,279

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution and marketable securities held in Trust Account which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Ordinary Shares Subject to Possible Redemption

All of the 5,750,000 Ordinary Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation.

The Company accounted for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) were classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) were classified as temporary equity. At all other times, ordinary shares were classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classified the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company.

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against additional paid-in-capital over an expected 18-month period, which is the initial period that the Company has to complete a Business Combination.

For the three months ended September 30, 2024 and for the period from January 30, 2024 (inception) through September 30, 2024, the Company recorded accretion of ordinary share subject to redemption value of $164,962.

Ordinary shares subject to possible redemption reflected in the balance sheet are recorded in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(5,010,614)
Plus:
Accretion of carrying value to redemption value	164,962
Ordinary shares subject to possible redemption as of September 30, 2024 (Unaudited)	$52,654,348

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three months ended September 30, 2024 and for the period from January 30, 2024 (inception) through September 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	For the Three Months Ended	For the Period From January 30, 2024 (Inception) Through
	September 30, 2024	September 30, 2024
	(Unaudited)	(Unaudited)
Net income	$141,906	$137,178
Less: Accretion of redeemable ordinary shares subject to redemption value	164,960	164,960
Net loss including accretion of redeemable ordinary shares to redemption value	(23,054)	(27,782)

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Three Months Ended		For the Period From January 30, 2024 (Inception) Through
	September 30, 2024		September 30, 2024
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(10,209)	$(12,845)	$(6,592)	$(21,190)
Accretion of initial measurement of ordinary shares subject to redemption value	164,960	-	164,960	-
Allocation of net income (loss)	$154,751	$(12,845)	$158,368	$(21,190)
Denominators:
Weighted-average ordinary shares outstanding	1,074,176	1,351,626	400,615	1,287,902

Basic and diluted net income (loss) per share	$0.14	$(0.01)	$0.40	$(0.02)

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction.

The Company may be subject to potential examination by taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed on income by the Government of the Cayman Islands for the period from January 30, 2024 (inception) through September 30, 2024.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On September 13, 2024, the Company consummated its IPO of 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the IPO price to cover over-allotments. On September 13, 2024, the over-allotment option was exercised, generating gross proceeds of $7,500,000 and deposited into the Trust Account.

Each unit has an offering price of $10.00 and consists of one ordinary share (“Public Share”) and one right (“Public Right”) to receive one-tenth (1/10) of an ordinary share upon the consummation of the initial business combination.

Meanwhile, the Company incurred offering costs of approximately $1,845,513, consisting of $862,500 and $522,019 of underwriting commissions which were paid in cash and representative shares (57,500 ordinary shares) at the closing date of the IPO, respectively and $460,994 of other offering costs.

Meanwhile, pursuant the underwriting agreement, 1.0% of the gross proceeds of the IPO, or $575,000, will be paid in cash, and 28,750 representative shares will be issued, both of which as the deferred underwriting commission at the consummation of a Business Combination.

All of the 5,750,000 public shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such public shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Company’s redeemable ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to accrete changes in the redemption value over the period from the date of issuance which is the IPO date. The accretion or remeasurement is treated as a deemed dividend and charged against additional paid-in capital.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 299,000 Placement Units at a price of $10.00 per Placement Unit raising $2,990,000 in the aggregate.

The proceeds from the sale of the Placement Units were added to the net proceeds from the IPO held in the Trust Account. The Private Placement Units are identical to the Public Units sold in this IPO, subject to limited exceptions. The holder of the Private Placement Units will be entitled to registration rights. In addition, these Private Placement Units may not, subject to certain limited exceptions, be redeemable, transferred, assigned or sold until the later of the completion of our initial business combination or 12 months following the closing of the IPO.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Note 5 — Related Party Transactions

Founder Shares

On February 27, 2024, the Sponsor acquired 1,437,500 ordinary shares (“Founder shares”) for an aggregate purchase price of $25,000, among which, up to 187,500 Founder Shares are subject to forfeiture if the underwriters’ over-allotment is not exercised. On September 13, 2024, the over-allotment option was exercised and none of the Founder Shares were subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell their Founder Shares (excluding any units or shares comprising the units acquired in the offering) until the earlier to occur of (a) twelve months after the completion of our initial business combination and (b) upon completion of our initial business combination, (x) if the last reported sale price of our ordinary shares equals or exceeds $12.00 per unit (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of our sponsor, directors and executive officers with respect to any founder shares.

Promissory Note — Related Party

On February 22, 2024, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $500,000 (the “Promissory Note”) to be used for a portion of the expenses for the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) September 30, 2024 or (2) the closing of the IPO. The loan will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account.

The Company had borrowed $375,000 under the Promissory Note with the Sponsor for its IPO. Shortly after completion of the IPO, such amount was fully repaid. As of September 30, 2024, no amounts under the Promissory Note have been drawn.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it intends to repay such loaned amount at closing. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans (“Working Capital Loans”) made by the Sponsor, the Company’s officers and directors, or the Company’s or their affiliates to the Company prior to or in connection with its initial Business Combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of its initial Business Combination. The units would be identical to the Placement Units.

As of September 30, 2024, the Company had no borrowings under the Working Capital Loans.

Administrative Services Arrangement

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

For the period from January 30, 2024 (inception) through September 30, 2024, the Company has accrued $5,667 for the service provided by the Sponsor and as of September 30, 2024, the Company had amount due to related parties of $5,667. The amount due to related parties is non-interest bearing and due on demand.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Note 6 — Shareholder’s Equity

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. On January 30, 2024, the Company issued 10,000 ordinary shares to the Sponsor for an aggregate purchase price of $1. On February 27, 2024, the Company issued 1,437,500 ordinary shares to the Sponsor including an aggregate of 187,500 shares that are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial shareholder will own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Units and Representative shares (as defined below) and assuming the initial shareholder does not purchase any shares in the IPO). Meanwhile, the Sponsor irrevocably surrendered to the Company for cancellation and for nil consideration 10,000 ordinary shares.

As of September 30, 2024, as a result of closing of the IPO and the exercise of the Representative’s Over-Allotment Option on September 13, 2024, there were 7,544,000 ordinary shares issued and outstanding, including 5,750,000 ordinary shares subject to possible redemption.

Rights

As of September 30, 2024, there were 5,750,000 public rights and 299,000 private rights include in the Placement Units outstanding. There was no right attached to the Representative Shares. Except in cases where the Company is not the surviving company in a business combination, each holder of a right will receive one-tenth (1/10) of an ordinary share (the “Rights”) upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of our initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share of the Company underlying each right upon consummation of the business combination unless otherwise waived in the course of the business combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

Representative Shares

On September 13, 2024, the Company issue 57,500 Representative Shares to the representative of the underwriters (and/or its designees) as part of the underwriting compensation. The representative shares have deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110I(1). Pursuant to FINRA Rule 5110I(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales in this offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following September 13, 2024 except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

On September 30, 2024, as a result of the closing of the IPO and exercise of the Representative’s Over-Allotment Option, there were 1,794,000 ordinary shares issued and outstanding, consisting of 1,437,500 ordinary shares of founder shares, 299,000 ordinary shares from private placement and 57,500 to the underwriter.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Note 7 — Commitments &Contingencies

Registration Rights

The holders of the Founder Shares and Private Placement Units (and their underlying securities) are entitled to registration rights pursuant to the registration rights agreement signed on the effective date of the IPO, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the effective date of the IPO to purchase up to an additional 750,000 units to cover over-allotments at the IPO price. On September 13, 2024, the over-allotment options were exercised, generating gross proceeds of $7,500,000 and deposited into the Trust Account.

The underwriters were entitled to an underwriting discount of 4.0% of the gross proceeds of the IPO, of which (i) 1.5% of the gross proceeds of the IPO, or $862,500, were paid in cash at the closing of the IPO, (ii) 57,500 ordinary shares were paid at the closing of the IPO as representative shares (“Representative Shares”) (such representative shares shall be registered so as to circumvent reliance on the Rule 144 exemption and shall only therein be subject to FINRA’s 180-day lock-up period rule), (iii) 1.0% of the gross proceeds of the IPO, or 575,000, will be paid in cash, and 28,750 representative shares will be issued, both of which as the deferred underwriting commission at the consummation of a Business Combination.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date of this report when the financial statements were issued. Other than as described in the financial statements, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Future Vision,” “our,” “us” or “we” refer to Future Vision II Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward- looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on January 30, 2024, as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering (the “IPO”) and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of this offering or otherwise), shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

On September 13, 2024, we consummated our IPO of 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $50,000,000, and incurring offering costs of $1,845,513. We granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the IPO price to cover over-allotments, if any. As of September 13, 2024, the over-allotment option was exercised, generating gross proceeds of $7,500,000 and deposited into the Trust Account. Meanwhile, 57,500 ordinary shares were issued to the underwriter at the closing of the IPO as representative shares, and 28,750 representative shares will be issued as the deferred underwriting commission at the consummation of a Business Combination.

Simultaneously with the consummation of the closing of the IPO, we consummated the private placement of an aggregate of 299,000 units to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $2,990,000.

Following the closing of the IPO on September 13, 2024, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (“Trust Account”) and established for the benefit of the Company’s public shareholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee.

Currently, we have no revenue, have had losses since inception from incurring formation and operating costs and have had no operations other than identifying and evaluating suitable acquisition transaction candidates. We have relied upon the working capital available to us following the consummation of the IPO and the Private Placement (as defined below) to fund our operations, as well as the funds loaned by the Sponsor (as defined below), our officers, directors or their affiliates. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our IPO. Following our IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after our IPO. There has been no significant change in our financial position    and no material adverse change has occurred since February 29, 2024, the date of our audited financial statements  . We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the period from January 30, 2024 (inception) through September 30, 2024, we had a net income of $137,178, which consists of income earned on marketable securities held in trust account of $147,779, interest income earned on bank account of $712 and operating expenses of $11,313. For the three months ended September 30, 2024, we had a net income of $141,906, which consists of income earned on marketable securities held in trust account and cash account of $147,779, interest income earned on bank account of $712 and operating expenses of $6,585.

Liquidity and Capital Resources

For the period from January 30, 2024 (inception) through September 30, 2024, cash used in operating activities was $14,703. As of September 30, 2024, we had cash of $1,464,303 available for working capital needs. All marketable securities   are held in the Trust Account   and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of September 30, 2024, none of the amount on marketable securities in the Trust Account   was available to be withdrawn as described above.

We intend to use substantially all of the net proceeds of the IPO, including the marketable securities held in the Trust Account  , to acquire a target business or businesses and to pay our expenses relating thereto, including deferred underwriting commissions of $575,000 payable to Kingswood Capital Partners, LLC in cash, the representative of the underwriters of the IPO. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Over the next 12 months (assuming a business combination is not consummated prior thereto), we will be using the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of September 30, 2024, we had cash of $1,464,303 and a working capital of $1,393,405. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is funds loaned from our Sponsor, officers, directors or their affiliates. In addition, if we are unable to complete a business combination by March 31, 2026 (or up to September 30, 2026 if extended) (“Combination Period”), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of September 30, 2024, we have no obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to pay the underwriters a deferred underwriting commission equal to 1.0% of the gross proceeds of the IPO, or $575,000, will be paid to the underwriters in cash from the funds held in the Trust Account, and 28,750 representative shares will be issued at the consummation of a Business Combination.

The founder shares, the Ordinary Shares included in the Private Units, and any Ordinary Shares that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to two demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies and Estimates

In preparing these financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates. We have identified the following critical accounting policies and estimates:

Marketable Securities Held in Trust Account

As of September 30, 2024, all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as marketable securities. Marketable securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in income earned on marketable securities held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information. As of September 30, 2024, the estimated fair value of marketable securities held in Trust Account was $57,935,279.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering cost amounted to $1,845,513, consisting of $862,500 and $522,019 of underwriting commissions which were paid in cash and representative shares (57,500 ordinary shares) at the closing date of the IPO, respectively and $460,994 of other offering costs.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The carrying amounts reported in the balance sheet for cash and cash equivalents, marketable securities held in trust account, accounts payable and accrued expenses and due to related parties, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest.

Ordinary Shares Subject to Possible Redemption

All of the 5,750,000 Ordinary Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation.

The Company accounted for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) were classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) were classified as temporary equity. At all other times, ordinary shares were classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classified the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company.

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against additional paid-in-capital over an expected 18-month period, which is the initial period that the Company has to complete a Business Combination.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three months ended September 30, 2024 and for the period from January 30, 2024 (inception) through September 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction.

The Company may be subject to potential examination by taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed on income by the Government of the Cayman Islands for the period from January 30, 2024 (inception) through September 30, 2024.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Our management does not believe the adoption of ASU 2023-09 will have a material impact on our financial statements and disclosures.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the registration statements on Form S-1 for our IPO filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2024, our Sponsor paid an aggregate of $25,000, or approximately $0.017 per share, for the purchase of 1,437,500 founder shares, par value $0.0001. Our Sponsor is an accredited investor for purposes of Rule 501(a) of Regulation D of the Securities Act of 1933, as amended. Each of the equity holders in our Sponsor are accredited investors under Rule 501(a) of Regulation D. The sole business of our Sponsor is to act as the Company’s sponsor in connection with this offering.

On September 13, 2024, we consummated its IPO of 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $50,000,000. We granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the IPO price to cover over-allotments. As of September 13, 2024, the over-allotment option was exercised, generating gross proceeds of $7,500,000 and deposited into the Trust Account. Meanwhile, 57,500 ordinary shares were issued to the underwriter at the closing of the IPO as representative shares, and 28,750 representative shares will be issued as the deferred underwriting commission at the consummation of a Business Combination. The securities sold in the IPO were sold pursuant to a registration statement on Form S-1 (File No.: 333-272605). The registration statement became effective on September 11, 2023.

Simultaneously with the consummation of the closing of the IPO, the Company consummated the private placement of an aggregate of 299,000 units to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $2,990,000. The Private Units are identical to the Units sold in the IPO except that the holder has agreed not to transfer, assign, or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination. The sponsor was granted certain demand and piggy-back registration rights in connection with the purchase of the Private Units. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On September 13, 2024, a total of $57,787,500 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the public shareholders and for the period from January 30, 2024 (inception) through September 30, 2024, income earned on marketable securities held in Trust Account were $147,779, resulted in fair value of marketable securities held in Trust Account of $57,935,279.

Transaction costs of the Initial Public Offering with the exercise of the over-allotment amounted to $1,845,513, consisting of $862,500 of underwriting commissions which were paid in cash and $522,019 of underwriting commissions which were paid in representative shares (57,500 ordinary shares), at the closing date of the IPO, respectively and $460,994 of other offering costs.

Meanwhile, pursuant the underwriting agreement, 1.0% of the gros proceeds of the IPO, or $575,000, will be paid in cash, and 28,750 representative shares will be issued, both of which as the deferred underwriting commission at the consummation of a Business Combination.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENT OF CERTAIN OFFICERS.

Resignation of Wang Xiaodong

On October 14, 2024, Wang Xiaodong notified Future Vision II Acquisition Corp. (the “Company”) that he was resigning from his current position as Chief Executive Officer and Director of the Company, effective at the close of business on October 18, 2024, for personal reasons. Mr. Wang’s resignation did not involve any disagreement with the Company with regard to its operations, policies or practices. In connection with Mr. Wang’s resignation from the Company, Mr. Wang has simultaneously tendered his resignation from Hwei Super Speed Co., Ltd. (the “Sponsor”).

Appointment of Xu Danhua

In connection with Mr. Wang’s resignation, the Board of Directors of Company has appointed Xu Danhua as the Company’s Director and Chief Executive Officer, effective upon Mr. Wang’s resignation on October 18, 2024.

There are no arrangements or understandings between Ms. Xu, on the one hand, and any other person pursuant to which any of Ms. Xu was selected as a director of the Company. There are no family relationships between Ms. Xu and any of the Company’s other directors or executive officers, or persons nominated or chosen by the Company to become an executive officer or director of the Company.

In connection with his appointment, Ms. Xu will become a party to an indemnity agreement with the Company in the form previously entered into by the Company and the Company’s directors and officers (the “Indemnity Agreement”), and that certain letter agreement, dated September 13, 2024, by and between the Company, the sponsor and others (the “Letter Agreement”). Each of the Indemnity Agreement and Letter Agreement was described in, and were filed as exhibits to, the Company’s registration statement on Form S-1 (File No. 333-280356) related to the Company’s initial public offering. In connection with his appointment to the Board, Ms. Xu was also appointed as a director of the Sponsor.

Ms. Xu has served as the General Manager and Executive Director at Budget International (HK) Limited since September 2016, where she is responsible for investments and international operations planning. She also advised clients on matters relating to mergers and acquisitions. Ms. Xu served as Chief Financial Officer at Ditop Co., Ltd from 2009 to 2016, where she was responsible for the company’s financial business, and as Account Manager at Canton Telecom Industry Services Co., Ltd. from 2004 to 2009.

Ms. Xu holds a Bachelor of Science degree in Life Sciences from South China Normal University.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: October 18, 2024	FUTURE VISION II ACQUISITION CORP.

	By:	/s/ Chen Caihong
	Name:	Chen Caihong
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)