Form 10-K
period 2024-12-31
Future Vision II Acquisition Corp.
filed 2025-03-05
CIK 2010653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2024

Commission File Number 001-42273

FUTURE VISION II ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

Xiandai Tongxin Building 201 Xin Jinqiao Road, Rm 302 Pudong New District Shanghai, China	N/A
(Address of principal executive offices)	(zip code)

+ (86) 136 0300 0540

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one ordinary share and one right to acquire 1/10th of one Ordinary Share	FVNNU	The Nasdaq Stock Market LLC
Ordinary Shares included as part of the Units	FVN	The Nasdaq Stock Market LLC
Rights included as part of the Units	FVNNR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 18 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 18 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The number of shares and aggregate market value of common stock held by non-affiliates as of December 31, 2024 were 5,807,500 and approximately $58,771,900 (based upon a per share closing price of $10.12 on March 2, 2025) respectively.

As of December 31, 2024, there were 7,544,000 ordinary shares, par value $0.0001 issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

●	our ability to select an appropriate target business or businesses and complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our Initial Public Offering.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this Form 10-K entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

FUTURE VISION II ACQUISITION CORP.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Future Vision II Acquisition Corp.

General

Future Vision II Acquisition Corp. is a blank check company incorporated as a Cayman Islands exempted company on January 30, 2024 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We may pursue an acquisition or a business combination with a target in any business or industry that can benefit from the expertise and capabilities of our management team. Our efforts in identifying prospective target businesses will not be limited to a particular geographic region, although we intend to primarily focus on businesses in Asia. We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate our Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On February 27, 2024, HWei Super Speed Co. Ltd. (our “Sponsor”) acquired 1,437,500 founder shares for an aggregate purchase price of $25,000, which represents 20% of our issued and outstanding shares after our initial public offering (as defined below).

As of December 31, 2024, the Company had not commenced any operations. For the period from January 30, 2024 (inception) through December 31, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on September 13, 2024, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 180 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, as determined by the Company. The proceeds from this offering held in the trust account will not be released from the trust account (1) to the Company, until the completion of the initial business combination, or (2) to public shareholders, until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any ordinary shares sold as part of the units in this offering (the “public shares”) properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s ordinary shares the right to have their shares redeemed in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial business combination March 13, 2026 or up to September 13, 2026 (an “Extension Period”) or (B) with respect to any other provision relating to the rights of holders of the Company’s ordinary shares, and (c) the redemption of the Company’s public shares if it has not consummated the business combination within 18 months from the closing of this offering or during any Extension Period, subject to applicable law. Public shareholders who redeem their ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if the Company has not consummated an initial business combination within 18 months from the closing of this offering, with respect to such ordinary shares so redeemed. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Proposed Business Combination

On November 28, 2024, we entered into a Merger Agreement (the “Merger Agreement”) by and among Future Vision, Future Vision II Acquisition Merger Subsidiary Corp. (“Merger Sub”), a Cayman Islands exempted company and a wholly owned subsidiary of Future Vision, and Viwo Technology Inc. (“Viwo”), a Cayman Islands exempted company carrying on business through its wholly-owned subsidiaries in China (collectively with Future Vision and Merger Sub, the “Parties”, or each a “Party”).

Pursuant to the Merger Agreement, upon the terms and subject to the conditions therein and in accordance with the Cayman Islands Companies Act (As Revised) (the “Cayman Companies Act”), the Parties intend to effect a business combination transaction whereby the Merger Sub will merge with and into Viwo, with Viwo being the surviving entity and becoming a wholly owned subsidiary of Future Vision (the “Proposed Business Combination”). Simultaneously with the consummation of the Business Combination, Future Vision will change its name to “Viwo Inc.”

Viwo is an innovation-driven technology company specializing in business technology services, with a particular focus on marketing technology services and software development services. Viwo’s mission is to drive business growth and enhance corporate value for its customers. Viwo assists customers across various industries in achieving digital upgrades and transformations, thereby creating future value. Viwo is committed to continuous technological innovation with the aim,

Merger Consideration

The Business Combination values Viwo and its subsidiaries and businesses at $100,000,000.00. Upon the Parties satisfying (or waiving, as applicable) all closing conditions and executing the Plan of Merger and other required documents under Cayman law, all of Viwo’s outstanding ordinary shares will be canceled and converted into the right to receive an aggregate of 9,950,250 shares of Future Vision. These shares are valued at $10.05 per share, equivalent to the initial per share redemption price to be paid to Future Vision’s shareholders exercising their right of redemption pursuant to Future Vision’s Memorandum and Articles of Association (“Consideration Shares”).

Representations and Warranties; Covenants

The Merger Agreement includes typical representations, warranties, and covenants for transactions of this size and type. Pursuant to the Merger Agreement, investors are not third-party beneficiaries and should not rely on the representations, warranties, agreements, or covenants, or any descriptions of them, as accurate depictions of the actual state of facts or conditions of the parties involved, or any of their subsidiaries or affiliates. The assertions embodied in those representations, warranties and applicable covenants were made for purposes of the contract among the parties and are subject to important qualifications and limitations.

In the Merger Agreement, Viwo represented and warranted:

●	corporate existence and power, and authorization of Viwo to enter into and perform under the Merger Agreement;

●	except for the filing of the Plan of Merger, the SEC declaring the Proxy/Registration Statement effective, and the CSRC Filing, each as defined in the Merger Agreement, Viwo does not need any permissions or approvals from government authorities to execute, perform, or consummate the Merger;

●	the capital structure, list of subsidiaries, financial statements, leased properties, contracts with customers and suppliers, licenses and permits, and intellectual property of Viwo as disclosed by Viwo to Future Vision by way of the disclosure schedule that is part of, but not included as an exhibit to the Merger Agreement, are true, correct and complete;

●	the absence of (i) contravention with other obligations of Viwo as a result of Viwo’s entering, performance and consummation of the transactions contemplated by the Merger Agreement, and (ii) pending or threatened litigation, or legal judgements against Viwo; and

●	other representations and warranties that are customary to a transaction of this size and type.

Viwo also covenanted to:

●	conduct its business in the ordinary course in accordance with the terms of Merger Agreement;

●	provide Future Vision with information and notice, and assist Future Vision in preparing the Proxy/Registration Statement, including the delivery of financial statements reviewed by the independent auditors of Viwo in accordance with PCAOB auditing standards;

●	make the requisite CSRC Filing within the required timeframe;

●	obtain the Viwo shareholders approval of the business combination by way of written resolutions after the SEC declaring the Proxy/Registration Statement effective;

●	refrain from making any claims against the Future Vision trust account holding the IPO proceeds; and

●	other customary agreements and covenants that are customary to a transaction of this size and type.

Future Vision made similar representations, warranties, and covenants to Viwo, as applicable. Additionally, Future Vision agreed to ensure its continued listing on NASDAQ, maintain current and timely filing of all SEC filings and compliance with SEC reporting requirements, make appropriate arrangements to disburse funds held in trust, elect directors and officers of the combined company in accordance with the terms of the Merger Agreement, the Plan of Merger, and relevant agreements, and maintain Directors and Officers (D&O) insurance for present and former directors and officers of Viwo and its subsidiaries.

Closing Conditions

Consummation of the Closing (as defined in the Merger Agreement) is condition upon customary factors including:

●	the performance of the Parties’ obligation under the Merger Agreement;

●	the absence of any legal action, law or order prohibiting the consummation of the Business Combination;

●	the declaration of effectiveness by the SEC of the Proxy/Registration Statement;

●	both Future Vision and Viwo shareholders approving the Business Combination;

●	as to Future Vision, changing its name to “Viwo Inc.”, having at least $5,000,001 of net tangible assets immediately after the closing, and the election of the persons identified in the Merger Agreement and Plan of Merger to the board of directors; and

●	the exchange of closing certificates by officers of the Parties.

Termination

The Merger Agreement may be terminated by the Parties if Closing has not occurred by November 28, 2025, or in the event of a material breach of the Agreement by either party, including any material breach of the representations and warranties, agreements, and covenants and such breach is not cured within fifteen (15) days following receipt by the breaching party a notice describing such breach.

Fees and Expenses

Each party shall bear its own costs and expenses in connection with the Merger Agreement and the transactions contemplated hereby; provided that, if the Closing shall occur, Purchaser shall pay or cause to be paid the unpaid Company Transaction Expenses by wire transfer of immediately available funds to the designated account.

Voting and Transaction Support Agreement

To facilitate the execution of the Merger Agreement, Viwo shareholders have entered into a Voting and Transaction Support Agreement with Future Vision and Viwo. Under this agreement, each Viwo shareholder will execute written resolutions to approve the Business Combination within three days of receiving the written resolutions from Viwo. Viwo anticipates delivering these written resolutions to its shareholders following the SEC’s declaration of the effectiveness of the Proxy/Registration Statement.

Non-Compete Agreement

Each of Viwo’s shareholders have agreed to enter into a non-compete and non-solicitation agreement with Future Vision at the Closing

Amendment No. 1 to the Merger Agreement

On December 10, 2024, the Parties entered into Amendment No. 1 to the Merger Agreement requiring the Company to cause Company Shareholders to enter into a lock up agreement with respect to the Consideration Shares to be received by the Company Shareholders after the consummation of the Business Combination.

The lock up agreement provides for a Company performance-based release mechanism:

Two-Year Lock-Up Period

Company Shareholders’ Consideration Shares will be eligible for release after two (2) years from the Effective Time of the Business Combination if Viwo Inc. achieves an audited gross revenue growth of twenty percent (20%) by the end of the first fiscal year and thirty percent (30%) by the end of the second fiscal year, or a compounded growth rate of 24.96% year over year for the two-year period.

Three-Year Lock-Up Period

If the Company fails to achieve the two-year revenue growth, then Company Shareholders’ Consideration Shares will be eligible for release after three (3) years if Viwo Inc. achieves an audited gross revenue growth of 126.2% by the end of the third fiscal year, representing a compounded growth rate of 28.46% year over year.

Alternatively, after the third fiscal year, Company Shareholders may require the Company to release their Consideration Shares by the forfeiture of ten percent (10%) of the Consideration Shares received by each Company Shareholder.

The lock up is subject to customary exceptions and carve-outs, such as transfers to the shareholders of Company Shareholders, by gift to immediate family members or by court order, or by virtue of the laws of descent, in each case if the transferee agrees to be bound by the terms of the lock up agreement.

Business Strategy

We will seek to capitalize on the strength of our management team. Our team consists of experienced financial services, accounting, and legal professionals, and senior operating executives of companies operating in multiple jurisdictions. Collectively, our officers and directors have decades of experience in mergers and acquisitions and in operating companies. We believe that their prior accomplishments and current activities will be critical in identifying attractive acquisition opportunities, and that, in turn, the businesses that we identify will be able to benefit from accessing the U.S. capital markets and the expertise and network of our management team. However, there is no assurance that we will complete an initial business combination. Our officers and directors have no prior experience consummating an initial business combination for a “blank check” company.

There is no restriction on the geographic location of the targets that we can pursue, although we intend to initially focus on target businesses in Asia. We may consummate a business combination with an entity located in China (including Hong Kong and Macau). However, we will not consummate our initial business combination with an entity or business with China operations consolidated through a VIE structure. In particular, we intend to focus our search for an initial business combination target on private companies in Asia that have compelling economics, clear paths to positive operating cash flow, significant assets, and successful management teams that are seeking access to the U.S. public capital markets.

As an emerging market, Asia has experienced remarkable growth. The Asian economy has experienced sustained expansion in recent years. We believe that Asia is entering a new era of economic growth, which we expect will result in attractive initial business combination opportunities for us. We believe the growth will primarily be driven by private sector expansion, technological innovation, increasing consumption by the middle class, structural economic and policy reforms and demographic changes, particularly in China.

Acquisition Criteria

Our management team intends to focus on creating shareholder value by leveraging its experience in the management, operation, and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●	Strong Management Team that Can Create Significant Value for Target Business. We will seek to identify companies with strong and experienced management teams that will complement the operating and investment abilities of our management team. We believe we can provide a platform for the existing management team to leverage the experience of our management team. We also believe that the operating expertise of our management team is well suited to complement many potential targets’ management teams.

●	Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable, and increasing free cash flow, particularly businesses with predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.

●	Benefit from Being a Public Company. We intend to only acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

These criteria do not intend to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our sponsor and management team may deem relevant.

Initial Business Combination

We will have up to 18 months from the closing of our Initial Public Offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our Board of Directors and if requested by our sponsor, extend the period of time we will have to consummate an initial business combination up to six times, each by an additional one month (for a total of up to 24 months from the closing of our Initial Public Offering), provided that, pursuant to the terms of our Amended and Restated Memorandum and Articles of Association and the Trust Agreement, entered into between us and Wilmington Trust, National Association on September 11, 2024, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $191,475 for each month in an extension, on or prior to the date of the applicable deadline until September 13, 2026 (assuming a business combination has not occurred). Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension. In the event that our sponsor elects to extend the time to complete an initial business combination, pay the additional amounts per each extension, and deposit the applicable amount of money into trust, our sponsor will receive a non-interest bearing, unsecured promissory note in the amount of any such deposit, which will not be repaid in the event that we are unable to close an initial business combination unless there are funds available outside the trust account to do so. In the event that we receive notice from our sponsor five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the private units will expire and be worthless.

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding income interest earned on the Trust Account and released to us to pay taxes) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria.

The net proceeds of our Initial Public Offering and the sale of the private units released to us from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our Initial Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. We have granted Kingswood Capital Partners, LLC a right of first refusal under certain circumstances for a period commencing from the consummation of our Initial Public Offering until the consummation of our initial business combination (or the liquidation of the trust account in the event that we fail to consummate our initial business combination within the prescribed time period) to act as book running manager, placement agent and/or arranger for all financings where we seek to raise equity, equity-linked, debt or mezzanine financings relating to or in connection with an initial business combination. We are otherwise not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our initial shareholders are required to provide any financing to us in connection with or after our initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination.

Our Acquisition Process

We intend to utilize the expertise of our managements’ respective platforms to evaluate potential targets’ strengths, weaknesses, and to identify the relative risk and return profile of any potential target for our initial business combination.

Each of our officers and directors presently has contractual obligations to other entities, and any of them in the future may have additional fiduciary or contractual obligations to other entities including other special purpose acquisition companies, or “SPACs” pursuant to which such officer or director is or will be required to present an initial business combination opportunity. Accordingly, if any of our officers or directors becomes aware of an initial business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity.

Our Amended and Restated Memorandum and Articles of Association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one that we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be approximately $10.05 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and may not be viewed favorably by certain target businesses. This may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at Xiandai Tongxin Building, 201 Xin Jinqiao Road, Rm 302, Pudong New District, Shanghai, China. The cost for our use of this space is included in the $10,000 per month fee we will pay to our sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our units, ordinary shares and rights are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We filed a Registration Statement on Form 8-A with the SEC on September 11, 2024 to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700,000,000 as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non- convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700,000,000 as of the end of that year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov

Risk Factors Summary

We are a newly incorporated company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company.

Since we may initiate a business combination with target company operating in China, you may be subject to additional risk factors. These include significant regulatory, liquidity, and enforcement risks. For example, we face risks arising from the legal system in China, including risks and uncertainties regarding the enforcement of laws and that rules and regulations in China can change quickly with little advance notice. In addition, the Chinese government may intervene or influence our operations at any time or exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our ordinary shares. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. For a detailed description of the risks relating to acquiring and operating a target business in China, see Please see “Risks Related to Our Possible Business Combination in China” and “Risks Related to Acquiring and Operating a Business Outside of the United States” for more information.

You should carefully consider these and the other risks set forth in the section entitled “Risk Factors” of this Form 10-K. Such risks include, but are not limited to:

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote their founder shares and private shares in favor of such initial business combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the initial business combination.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable initial business combination or optimize our capital structure.

●	Our search for a business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	The requirement that we complete our initial business combination within 18 months from the closing of our IPO (or up to 24 months, if we extend the time to complete an initial business combination) may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential initial business combination targets as we approach our dissolution deadline.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or rights potentially at a loss.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination and our rights will expire worthless.

●	We may seek acquisition opportunities in industries or sectors which may be outside of our management’s area of expertise.

●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines.

●	Because we are not limited to a particular industry, sector, or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	Our ability to complete a business combination may be impacted by the fact that the only individuals having voting securities in our sponsor, Ms. Danhua Xu and Ms. Caihong Chen, are non-U.S. persons, and all of our officers and directors are located in, or have significant ties to, China. This may make us a less attractive partner to potential target companies outside the PRC, thereby limiting our pool of acquisition candidates and making it harder for us to complete an initial business combination with a non-China-based target company. For example, we may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Risks Related to Our Securities

●	We may issue additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.

●	The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Risks Related to Our Management

●	Our officers and directors may allocate their time to other businesses and may become officers or directors of any other special purpose acquisition companies, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and whether to present potential target to us instead of to our competitors. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Our initial shareholders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Post Business Combination Risks

●	Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications, or abilities necessary to profitably operate such business.

●	We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

Risks Related to Acquiring and Operating a Business Outside of the United States

●	Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

●	Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

●	We may face additional and distinctive risks if we acquire a business in certain industries, such as technology.

●	If we effect our initial business combination with a business located in the PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

●	PRC regulations relating to offshore investment activities by PRC residents may limit our ability to inject capital in our Chinese subsidiaries and Chinese subsidiaries’ ability to change their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC laws.

●	Certain existing or future U.S. laws and regulations may restrict or eliminate our ability to complete an initial business combination with certain companies, particularly those target companies in China.

●	If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S.

●	If we effect an initial business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

●	Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may occur quickly with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC.

●	The Chinese government may intervene in and influence the manner in which our post-combination entity must conduct its business activities in ways that we cannot expect when we enter into a definitive agreement with a target company with major operation in China which could result in a material change in our operations of the combined company and/or the value of our securities, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or become worthless. If the Chinese government establishes some new policies, regulations, rules, or laws affecting the industries that our post-combination entity is in, it may materially and adversely affect our operations and the value of our ordinary shares.

●	Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Additional compliance procedures and approvals may be required in connection with our Initial Public Offering and our initial business combination process, and, if required, we cannot predict whether we will be able to obtain such approval. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

●	In light of recent events indicating greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, some internet and technology companies may not be willing to list on a U.S. exchange or enter into a definitive business combination agreement with us. Further, we may also have to avoid an initial business combination with a company with more than one million users’ personal information in China due to the limited timeline for us to complete a business combination.

●	Governmental control of currency conversion may affect the value of your investment.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and other information in this Form 10-K in evaluating us and our capital stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our business, financial condition or results of operations, and could, in turn, impact the trading price of our capital stock.

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination

We are a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a Cayman Islands exempted company with no operating results, and we will not commence operations until obtaining funding through our Initial Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

Although we currently intend to hold a shareholder vote to approve our proposed business combination with VIWO, we may, in certain circumstances, choose not to hold a shareholder vote to approve another proposed initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek shareholder approval of a proposed business combination (including the proposed business combination with VIWO) or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, our sponsor will count towards this quorum and has agreed to vote its founder shares and any public shares purchased during or after this offering in favor of our initial business combination.

As a result, in the event that only the minimum number of shares representing a quorum is present at a shareholders’ meeting held to vote on our initial business combination, in addition to our initial shareholder’s founder shares and placement shares, and the 57,500 ordinary shares issued to underwriter, as the representative shares, we would need 92,000, or 1.60% of the 5,750,000 public shares sold in this offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Additionally, each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. In our proposed business combination with VIWO, one of the conditions to closing is that we shall have at least $5,000,001 in net tangible assets immediately after closing. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our initial business combination or such greater amount necessary to satisfy a closing condition, each as described above, then we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we entered into the Merger Agreement with VIWO for our business combination, or other potential target business that we may pursue if we fail to consummate the business combination with VIWO, we would not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your share.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your share in the open market; however, at such time our share may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your share in the open market.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find another target (should we fail to consummate the proposed business combination with VIWO) or to consummate an initial business combination.

In recent years, including in the last quarter of 2024, the number of special purpose acquisition companies that have been formed has increased substantially and the momentum appears to be continuing into 2025. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Our sponsor has the right to extend the term we have to consummate our initial business combination up to 24 months from the closing of our Initial Public Offering without providing our shareholders with a corresponding redemption right.

We have up to 18 months from the closing of our Initial Public Offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination with VIWO or with another target within 18 months, we may, by resolution of our Board of Directors, if requested by our sponsor, extend the period of time we will have to consummate an initial business combination up to six times, each by an additional one month (for a total of up to 24 months from the closing of our Initial Public Offering), provided that, pursuant to the terms of our Amended and Restated Memorandum and Articles of Association and the Trust Agreement between us and Wilmington Trust, National Association dated September 11, 2024, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $191,475 for each month in an extension, on or prior to the date of the applicable deadline until September 13, 2026 (assuming a business combination has not occurred). Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension.

In the event that our sponsor elects to extend the time to complete a business combination, pay the additional amounts per each extension, and deposit the applicable amount of money into trust, our sponsor will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit and payment that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. In the event that we receive notice from our sponsor five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the rights and private units will expire and be worthless.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.05 per share, or less than such amount in certain circumstances, and our rights will expire worthless

Our amended and restated memorandum and articles of association will provide that we must complete our initial business combination within 18 months from the closing of this offering (subject to six one-month extensions after the closing of the offering by depositing into the trust account, for each one-month extension, $166,500, or up to $191,475 if the underwriters’ over-allotment option is exercised in full (representing $0.0333 per share of the total units sold in this offering). We may not be able to complete our business combination with VIWO, or find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination with VIWO or another business combination target may be negatively impacted by general market conditions, political considerations, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under the Companies Act to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.05 per share (whether or not the underwriters’ over-allotment option is exercised in full) or potentially less than $10.05 per share on our redemption, and our rights will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors below.

If we seek shareholder approval of our initial business combination, our initial shareholders and their affiliates may elect to purchase shares or rights from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares or rights.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or any of their affiliates may purchase public shares or rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Any price paid for such securities may be less than the amount a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, executive officers, advisors or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or rights in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination by purchasing shares from holders that would have voted against a proposed transaction (as those shares would no longer be voted on the proposed transaction), (2) reduce the number of rights outstanding and/or increase the likelihood of approval on any matters submitted to the rights holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, directors, executive officers, advisors or their affiliates were to purchase shares or rights from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, executive officers, advisors or any of their affiliates may purchase shares or rights from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, directors, executive officers, advisors or any of their affiliates were to purchase shares or rights from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, executive officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, directors, executive officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;

○	the purpose of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates;

○	the impact, if any, of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved;

○	the identities of our security holders who sold to our sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, executive officers, advisors or any of their affiliates; and

○	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

In addition, if such purchases are made, the public “float” of our ordinary shares or public rights and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

See “Proposed Business - Permitted Purchases of Our Securities” for a description of how our sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or rights, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those public shares that such shareholder properly elected to redeem, subject to the limitations described in our Registration Statement, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 18 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement), subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 18 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement) for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public shareholders may be forced to wait beyond the 18 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, beyond the 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement) before they receive funds from our trust account. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or rights, potentially at a loss.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares.” However, our Amended and Restated Memorandum and Articles of Association does not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your share in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our rights will expire worthless.

If our proposed business combination with VIWO is not consummated and we are required to seek another target business for a potential business combination, we expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. As a result, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Furthermore, because we are obligated to pay cash for the ordinary shares which our public shareholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

If the net proceeds of our Initial Public Offering and the sale of the private units not being held in the trust account are insufficient to allow us to operate for at least the next 18 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, the next 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement), we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.05 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

We believe that, upon the closing of our Initial Public Offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 18 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, the next 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share or less in certain circumstances on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our Amended and Restated Memorandum and Articles of Association does not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our initial shareholders, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed an initial business combination within the period to consummate the initial business combination, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption.

Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.05 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement of which this prospectus forms a part, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per unit held in the trust account as of the date of the liquidation of the trust account if less than $10.05 per unit due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act.

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.05 per share (whether or not the underwriters’ over-allotment option is exercised in full). In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per unit in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.05 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.05 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of approximately $18,000 and imprisonment for five years in the Cayman Islands.

Because we are not limited to a particular industry, sector, or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although with a focus in Asia, particularly China, and in the TMT industry, we may seek to complete a business combination with an operating company in any industry or sector or geographical location. However, we will not, under our Amended and Restated Memorandum and Articles of Association, be permitted to complete our business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Past performance by our management team, our advisors and our initial shareholders may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with our management team and our initial shareholders and their affiliates is presented for informational purposes only. Past performance by our management team and our initial shareholders is not a guarantee either (i) that we will be able to locate a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. The majority of our officers, directors and advisors have not had management experience with special purpose acquisition corporations in the past. You should not rely on the historical record of our management team’s, our advisors’ or our initial shareholders’ respective performance as indicative of our future performance of an investment in us or the returns we will, or are likely to, generate going forward. Furthermore, an investment in us is not an investment in our initial shareholders or their affiliates.

We may seek acquisition opportunities in industries or sectors which may be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our Initial Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in our Registration Statement regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early-stage company such as a pre-revenue entity with a limited operating history, a financially unstable business, or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, a lack of revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business (including VIWO) is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If we decide not to complete a specific initial business combination (including the proposed business combination with VIWO), the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources, or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications, or abilities we suspected. Should the target’s management not possess the skills, qualifications, or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to complete our initial business combination with a privately held company. Very little public information generally exists about private companies (including public information about VIWO), and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the private units, which will cause us to be solely dependent on a single business (such as VIWO) which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may complete our business combination with a single target business or multiple target businesses simultaneously or within a short period of time (as at the date of this Annual Report, we only intend to effectuate a business combination with a single target business, VIWO). However, we may not be able to complete our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity (such as VIWO), our lack of diversification may subject us to numerous economic, competitive, and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we have focused and, should we be required to seek another target business if our proposed business combination with VIWO is not consummated, intend to focus, our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property, or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes, or services.

This lack of diversification may subject us to numerous economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

Our ability to complete a business combination may be impacted by the fact that the only individuals having voting securities in our sponsor, Ms. Danhua Xu and Ms. Caihong Chen, are non-U.S. persons, and all of our officers and directors are located in, or have significant ties to, China. This may make us a less attractive partner to potential target companies outside the PRC, thereby limiting our pool of acquisition candidates and making it harder for us to complete an initial business combination with a non-China-based target company. For example, we may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Our sponsor, HWei Super Speed Co. Ltd., are currently controlled by Ms. Danhua Xu and Ms. Caihong Chen, who own approximately 23.01% of our outstanding shares following our Initial Public Offering. In addition, a majority of our directors and officers are located in, or have significant ties to, China. As a result, we may be a less attractive partner to potential target companies outside the PRC, thereby limiting our pool of acquisition candidates. This would impact our search for a target company and make it harder for us to complete an initial business combination with a non-China-based target company. For example, we may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity. Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. We may be considered a “foreign person” under such rules and regulations and any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review.

The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA and subsequent implementing regulations that are now in force also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business.

In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing, determine to submit a voluntary notice to CFIUS, or proceed with the initial business combination without notifying CFIUS and then bear the risk of CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we only have 18 months (or 24 months if we extend the period of time to consummate a business combination) to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may prevent us from completing the transaction and require us to liquidate. If we liquidate, our public shareholders may only receive $10.05 per share initially, and our rights will expire worthless. Our public shareholders may also lose the potential investment opportunity in a target company and the opportunity of realizing future gains on such investments through any price appreciation in the combined company.

Risks Related to Our Securities

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, ordinary shares and rights are listed on NASDAQ. We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and share price levels.

Generally, we must maintain a minimum amount in shareholders’ equity (generally, $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million, and we would be required to have a minimum of 300 round lot holders of our securities (with at least 50% of such round lot holders holding securities with a market value of at least $2,500).

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our ordinary shares is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our ordinary shares and rights are listed on NASDAQ, our units, ordinary shares and rights will be covered securities. Although the states are pre-empted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Additionally, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We may issue additional ordinary shares or preference shares to complete our initial business combination (e.g., to VIWO) or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

We may issue a substantial number of additional ordinary shares (e.g., 9,500,000 ordinary shares to VIWO shareholders as merger consideration) or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our Amended and Restated Memorandum and Articles of Association provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). However, our Amended and Restated Memorandum and Articles of Association provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital share that would entitle the holders thereof to: (i) receive funds from the trust account; or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our Amended and Restated Memorandum and Articles of Association to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, beyond 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement or (y) amend the foregoing provisions, unless (in connection with any such amendment to our Amended and Restated Memorandum and Articles of Association) we offer our public shareholders the opportunity to redeem their public shares. These provisions of our Amended and Restated Memorandum and Articles of Association, like all provisions of our Amended and Restated Memorandum and Articles of Association, may be amended with the approval of our shareholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement) or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in our Initial Public Offering;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, ordinary shares and/or rights.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of our Registration Statement issue any notes or other debt securities, or to otherwise incur outstanding debt following our Initial Public Offering, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

In order to complete our initial business combination, we may seek to amend our Amended and Restated Memorandum and Articles of Association or other governing instruments, including our rights agreement, in a manner that will make it easier for us to complete our initial business combination but that our shareholders or rights holders may not support.

In order to complete a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their rights agreement. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their rights, amended their rights agreement, respectively, to require the rights to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or other governing instruments or change our industry focus in order to complete our initial business combination.

Our initial shareholders paid an aggregate of $25,000 for the founder shares, or approximately $0.17 per founder share. As a result of this low initial price, our initial shareholders stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public shareholders.

As a result of the low acquisition cost of our founder shares, our initial shareholders could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public shareholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding rights.

Our rights will be issued in registered form under a rights agreement between Wilmington Trust, National Association, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of at least a majority of the then outstanding rights in order to make any change that adversely affects the interests of the holders of the rights.

Our private units, founder shares may have an adverse effect on the market price of our ordinary shares and make it more difficult to complete our business combination.

Simultaneously with the closing of our Initial Public Offering, we issued 299,000 private units to our sponsor. Our sponsor currently own 1,437,500 founder shares. In addition, if our initial shareholders or their affiliates make any working capital loans, up to $1,500,000 of such loans may be converted into working capital units, at the price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the private units sold in the private placement.

To the extent we issue ordinary shares to complete a business combination, the potential for the issuance of a substantial number of additional ordinary shares upon conversion rights of up to $1,500,000 working capital loans could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business combination. Therefore, our private units and founder shares may make it more difficult to complete a business combination or increase the cost of acquiring the target business.

The private rights included in the private units are identical to the public rights sold as part of the units in our Initial Public Offering except that the private rights (including the ordinary shares issuable upon exercise of the private rights) will not be transferable, assignable or saleable until the completion of our initial business combination (except as described herein).

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or “GAAP”, or international financial reporting standards as issued by the International Accounting Standards Board, or “IFRS”, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or “PCAOB”. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Risks Related to Our Management

Our ability to successfully complete our initial business combination and to be successful thereafter will be totally dependent upon the efforts of members of our management team, some of whom may join us following our initial business combination. The loss of such people could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully complete our business combination is dependent upon the efforts of members of our management team. The role of members of our management team in the target business, however, cannot presently be ascertained. Although some members of our management team may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Members of our management team may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Members of our management team may be able to remain with the Company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any members of our management team will remain with us after the completion of our business combination. We cannot assure you that any members of our management team will remain in senior management or advisory positions with us. The determination as to whether any members of our management team will remain with us will be made at the time of our initial business combination.

Our officers and directors may allocate their time to other businesses and may become officers or directors of other special purpose acquisition companies, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and whether to present a target to us instead of our competitors. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors have fiduciary responsibility to dedicate substantially all their business time to their respective affairs and their respective portfolio companies. However, this responsibility does not require any of our officers or directors to commit his or her full time to our affairs in particular, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses, including other business endeavors for which he or she may be entitled to substantial compensation. Furthermore, our officer and directors may become an officer or director of another special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act even before we enter a definitive agreement regarding our initial business combination. We do not intend to have any full-time employees prior to the completion of our initial business combination. In addition, each of our officers and certain of our directors are employed by or affiliated with our initial shareholders, which makes investments in securities or other interests of or relating to companies in industries we may target for our initial business combination. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs; or if they have fiduciary duty to present a target company to our competitor instead of us, which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of our Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties, including our initial shareholders’ affiliates. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Amended and Restated Memorandum and Articles of Association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our initial shareholders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our initial shareholders or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our initial shareholders or their respective affiliates. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our initial shareholders are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in the section of our Registration Statement entitled “Proposed Business — Sources of Target Businesses” and such transaction was approved by a majority of our independent directors. Despite our agreement to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our initial shareholders or their respective affiliates, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On February 27, 2024, our sponsor acquired 1,437,500 founder shares for an aggregate purchase price of $25,000. Prior to the initial investment in the Company of $25,000 by our sponsor, the Company had no assets, tangible, or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our Initial Public Offering (excluding the private shares). The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has committed to purchase an aggregate of 299,000 private units at a price of $10.00 per unit (approximately $2,990,000 in the aggregate in a private placement that closed simultaneously with the closing of our Initial Public Offering. The founder shares and private units will be worthless if we do not complete an initial business combination. Our initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares or private shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our initial shareholders. The personal and financial interests of our initial shareholders may influence their motivation in identifying and selecting a target business combination, completing an initial business combination, and influencing the operation of the business following the initial business combination.

In order to complete our initial business combination, we may seek to amend our Amended and Restated Memorandum and Articles of Association or other governing instruments, including our rights agreement, in a manner that will make it easier for us to complete our initial business combination but that our shareholders or rights holders may not support.

In order to complete a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their rights agreement. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their rights, amended their rights agreement to require the rights to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amen our charter or other governing instruments or change our industry focus in order to complete our initial business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of “business combination,” increased redemption thresholds and extended the time to consummate an initial business combination. We cannot assure you that we will not seek to amend our charter or governing instruments, including to extend the time to consummate an initial business combination, in order to effectuate our initial business combination.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our Initial Public Offering and the sale of the private units will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the private units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share plus any pro rata interest earned on the funds held in the trust account (and not previously released to us to pay our taxes) on the liquidation of our trust account and our rights will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors, or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.05 per share on the liquidation of our trust account, and our \ rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share on the redemption of their shares. See “— If third parties bring

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business (including VIWO), which could compel us to restructure or abandon a particular business combination.

We may target businesses larger than we could acquire with the net proceeds of our initial public offering. As a result, we may be required to seek additional financing to complete such proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of growing future capital needs for any particular transaction, the depletion of our available funds outside the trust account in search of a target business, the obligation to repurchase for cash a significant number of public shares from public shareholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase public shares in connection with our initial business combination. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

Our initial shareholders and other insiders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our sponsor owns founder shares and private units representing approximately 23% of our issued and outstanding ordinary shares (excluding the private shares). In addition, if our initial shareholders or their designated parties make any working capital loans, up to $1,500,000 of such loans may be converted into working capital units, at the price of $10.00 per unit at the option of the lenders. Such working capital units would be identical to the private units sold in the private placement. Accordingly, our sponsor along with any designated parties may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Amended and Restated Memorandum and Articles of Association and approval of major corporate transactions. If our sponsor purchases any any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares.

Post Business Combination Risks

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications, or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital share of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s share than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications, or abilities necessary to profitably operate such business.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business (including VIWO), that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We may face general risks related to our business combination with any company.

Any business combination with another company entails special considerations and risks. If we are successful in completing a business combination with a target business (such as VIWO), we may be subject to, and possibly adversely affected by, the following risks:

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

●	an inability to manage rapid change, increasing consumer expectations and growth;

●	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

●	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

●	an inability to deal with our subscribers’ or customers’ privacy concerns;

●	an inability to attract and retain subscribers or customers;

●	an inability to license or enforce intellectual property rights on which our business may depend;

●	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;

●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	competition for advertising revenue;

●	competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

●	disruption or failure of our networks, systems, or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

●	an inability to obtain necessary hardware, software, and operational support; and

●	reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a business combination.

Our success will ultimately depend upon market acceptance of our products and services, our ability to develop and commercialize existing and new products and services and generate revenues, and our ability to identify new markets for its technology.

Ultimately, our post combination company’s success will depend on the acceptance of our products and services in the target markets. We are faced with the risk that the marketplace will not be receptive to our products and services over competing products and that we will be unable to compete effectively. We will face challenges of developing (or acquiring externally-developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges.

We cannot assure investors that the products and services of the company with which we conduct a business combination, or any future products and services will gain broad market acceptance. If the market for our products and services fails to develop or develops more slowly than expected, or if any of the services and standards supported by us do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations and payment methods, demand for product enhancements, new product features, and changing business needs, requirements or preferences, our products may become less competitive.

Regardless of our business combination target’s industry, it will likely be subject to ongoing technological change, evolving industry standards, changing regulations, and changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, including launching new products and services. The success of any new product and service, or any enhancements, features, or modifications to existing products and services, depends on several factors, including the timely completion, introduction, and market acceptance of such products and services, enhancements, modifications, and new product features. If we are unable to enhance our products or develop new products that keep pace with technological and regulatory change and changes in customer preferences and achieve market acceptance, or if new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely than our products, our business, operating results and financial condition would be adversely affected. Furthermore, modifications to our existing platform, products, or technology will increase our research and development expenses. Any failure of our products and services to operate effectively could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

New or changing technologies, could cause a disruption in our business model, which may materially impact our results of operations and financial condition.

If we fail to anticipate the impact on our business of changing technology, our ability to successfully operate may be materially impaired. Our business could also be affected by potential technological changes. Such changes could disrupt the demand for products from current customers, create coverage issues or impact the frequency or severity of losses, or reduce the size of the ultimate market, causing our business to decline. We may not be able to respond effectively to these changes, which could have a material effect on our results of operations and financial condition.

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition, and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Risks Related to Acquiring and Operating a Business Outside of the United States

We may effect a business combination with a company located outside of the United States, as with the proposed business combination with VIWO, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

If we consummate a business combination with a target business located outside of the United States (such as VIWO), we would be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles than in the United States;

●	inflation;

●	economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	protection of intellectual property; and

●	employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If we effect a business combination with a company located outside of the United States (as with the proposed business combination with VIWO), the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in our Initial Public Offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in the U.S.

If you are a U.S. holder of our ordinary shares, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, certain members of our management team will likely resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

The economic, political, and social conditions, as well as government policies, of the country in which our potential target’s operations are located could affect our business. The economy in such target’s country may differ greatly from the economies of most developed countries in many respects. Such country’s economic growth may be uneven, both geographically and among various sectors of the economy, and such growth may not be sustained in the future. If in the future such target’s country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect the ability of that target business to become profitable after our initial business combination.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Many of the economies in Asia are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability following our initial business combination.

There is no restriction in the geographic location of targets that we can pursue, although we intend to initially focus on target businesses in Asia. In the event that our target business is in Asia, while many of the economies in Asia have experienced rapid growth over the last two decades, they currently are experiencing inflationary pressures. As governments take steps to address the current inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

Many industries in Asia are subject to government regulations that limit or prohibit foreign investments in such industries, which may limit the potential number of acquisition candidates.

Governments in many Asian countries have imposed regulations that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in certain industries. As a result, the number of potential acquisition candidates available to us may be limited or our ability to grow and sustain the business, which we ultimately acquire will be limited.

If a country in Asia enacts regulations in industry segments that forbid or restrict foreign investment, our ability to consummate our initial business combination could be severely impaired.

Many of the rules and regulations that companies face concerning foreign ownership are not explicitly communicated. If new laws or regulations forbid or limit foreign investment in industries in which we want to complete our initial business combination, they could severely impair our candidate pool of potential target businesses. Additionally, if the relevant central and local authorities find us or the target business with which we ultimately complete our initial business combination to be in violation of any existing or future laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;

●	revoking our business and other licenses;

●	requiring that we restructure our ownership or operations; and

●	requiring that we discontinue any portion or all of our business.

Any of the above could have an adverse effect on our company post-business combination and could materially reduce the value of your investment.

Corporate governance standards in Asia may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far enough to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

We may face additional and distinctive risks if we acquire a business in certain industries, such as technology.

Business combinations with businesses in certain industries, such as technology, may involve special considerations and risks. If we complete our initial business combination with a technology business, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

●	If we are unable to keep pace with evolving technology and changes in the technology services industry, our revenues and future prospects may decline;

●	Any business or company we acquire could be vulnerable to cyberattack or theft of individual identities or personal data;

●	Difficulties with any products or services we provide could damage our reputation and business;

●	A failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business;

●	We may not be able to protect our intellectual property and we may be subject to infringement claims; and

●	We and any business or company we acquire may not be able to adapt to the complex and evolving regulatory environment for financial technology services in China.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to technology businesses. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

If we effect our initial business combination with a business located in the in the People’s Republic of China, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located in the PRC, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations, including any contractual arrangements through which we acquire control of target business as described above. We cannot assure you that we or the target business will be able to enforce any of its material agreements or that remedies will be available in this jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. In addition, the judiciary in the PRC is relatively inexperienced compared to others in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. In addition, to the extent that our target business’s material agreements are with governmental agencies in the PRC, we may not be able to enforce or obtain a remedy from such agencies due to sovereign immunity, in which the government is deemed to be immune from civil lawsuit or criminal prosecution. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

If we effect our initial business combination with a business located in the PRC, we may be subject to certain risks associated with acquiring and operating businesses in the PRC.

We may be subject to certain risks associated with acquiring and operating a business in the PRC in our search for a business combination and operation of any target business with which we ultimately consummate a business combination.

First, certain rules and regulations concerning mergers and acquisitions by foreign investors in the PRC may make merger and acquisition activities by foreign investors more complex and time consuming, including, among others:

●	the requirement that the Ministry of Commerce of the PRC (the “MOFCOM”) be notified in certain circumstances in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise or any concentration of undertaking if certain thresholds are triggered;

●	the authority of certain government agencies to have scrutiny over the economics of an acquisition transaction and requirement for consideration in a transaction to be paid within stated time limits; and

●	the requirement for mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns to be subject to strict review by the MOFCOM.

Complying with these and other requirements could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts, may delay or inhibit our ability to complete such transactions, which could affect our ability to acquire PRC-based businesses. A business combination we propose may not be able to be completed if the terms of the transaction do not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

In addition, the PRC currently prohibits and/or restricts foreign ownership in certain “important industries,” including telecommunications, food production and heavy equipment. There are uncertainties under certain regulations whether obtaining a majority interest through contractual arrangements will comply with regulations prohibiting or restricting foreign ownership in certain industries. There is no assurance that the PRC government will not apply restrictions in other industries. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or those having “famous brand names” or “well-established brand names.” Subject to the review and approval requirements of the relevant agencies and the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted local parties. If we choose to effect a business combination that employs the use of these types of control arrangements, these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership due to limited implementation guidance provided with respect to such regulations. If the government of the PRC finds that the agreements we entered into to acquire control of a target business through contractual arrangements with one or more operating businesses do not comply with local governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to significant penalties or be forced to relinquish our interests in those operations.

If we effect our initial business combination with a business located in the PRC, a substantial portion of our operations may be conducted in the PRC, and a significant portion of our net revenues maybe derived from customers where the contracting entity is located in the PRC. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake may be subject, to a significant extent, to economic, political and governmental and legal developments, laws and regulations in the PRC. For instance, all or most of our material agreements may be governed by PRC law and we may have difficulty in enforcing our legal rights because the system of laws and the enforcement of existing laws in PRC may not be as certain in implementation and interpretation as in the United States. In addition, contractual arrangements we enter into with potential future subsidiaries and affiliated entities or acquisitions of offshore entities that conduct operations through affiliates in the PRC may be subject to a high level of scrutiny by the relevant PRC tax authorities. We may also be subject to restrictions on dividend payments after we consummate a business combination and if we rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations.

Contractual arrangements we enter into with potential future subsidiaries and affiliated entities or acquisitions of offshore entities that conduct operations through affiliates in the PRC may be subject to a high level of scrutiny by the relevant tax authorities.

Under the laws of the PRC, arrangements and transactions among related parties may be subject to audit or challenge by the relevant tax authorities. If any of the transactions we enter into with potential future subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under local law, the relevant tax authorities may have the authority to disallow any tax savings, adjust the profits and losses of such potential future local entities and assess late payment interest and penalties. A finding by the relevant tax authorities that we are ineligible for any such tax savings, or that any of our possible future affiliated entities are not eligible for tax exemptions, would substantially increase our possible future taxes and thus reduce our net income and the value of a shareholder’s investment. In addition, in the event that in connection with an acquisition of an offshore entity that conducted its operations through affiliates in the PRC, the sellers of such entities failed to pay any taxes required under local law, the relevant tax authorities could require us to withhold and pay the tax, together with late-payment interest and penalties. The occurrence of any of the foregoing could have a negative impact on our operating results and financial condition.

PRC regulations relating to offshore investment activities by PRC residents may limit our ability to inject capital in our Chinese subsidiaries and Chinese subsidiaries’ ability to change their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC laws.

In July 2014, the State Administration of Foreign Exchange of the PRC, or “SAFE” promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or “SAFE Circular 37”. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities as well as foreign individuals that are deemed as PRC residents for foreign exchange administration purpose) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that we make in the future. Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, will be required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change, including, among other things, any major change of a PRC resident shareholder, name or term of operation of the SPVs, or any increase or reduction of the SPVs’ registered capital, share transfer or swap, merger or division. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. On February 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE or its branches. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

We cannot provide assurance that our shareholders that are PRC residents comply with all of the requirements under SAFE Circular 37 or other related rules. Failure or inability of our PRC resident shareholders to comply with the registration procedures set forth in these regulations may subject us to fines and legal sanctions, restrict our cross-border investment activities, limit the ability of our wholly foreign-owned subsidiary in China to distribute dividends and the proceeds from any reduction in capital, share transfer or liquidation to us, and we may also be prohibited from injecting additional capital into the subsidiary. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions. As a result, our business operations and our ability to distribute profits to you could be materially and adversely affected.

Furthermore, as these foreign exchange regulations are still relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Compliance with the PRC Antitrust law may limit our ability to effect our initial business combination.

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the regulations that require filing of concentration of business operators, pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In 2009, the Ministry of Commerce, to which the Antitrust Commission is affiliated, promulgated the Measures for Filing of Concentration of Business Operators (amended by the Guidelines for Filing of Concentration of Business Operators in 2014), which set forth the criteria of concentration and the requirement of miscellaneous documents for the purpose of filing. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination or we would be required to return any amounts which were held in the trust account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction. Since our business combination period is within 18 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement), and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within 18 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement).

Exchange controls that exist in the PRC may restrict or prevent us from using the proceeds of our Initial Public Offering to acquire a target company in PRC and limit our ability to utilize our cash flow effectively following our initial business combination.

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, or Circular 59, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in the PRC in actual practice. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of SAFE Circular 19 and Circular 16 could result in administrative penalties.

As such, Circular 19 and Circular 16 may significantly limit our ability to transfer the proceeds of our Initial Public Offering to a PRC target company and the use of such proceeds by the PRC target company. In addition, following our initial business combination with a PRC target company, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the SAFE regulates the conversion of the Renminbi into foreign currencies. Currently, Foreign Invested Enterprises (“FIEs”) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following our initial business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency conversion within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE.

We cannot assure you the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use the proceeds of our Initial Public Offering in an initial business combination with a PRC target company and the use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC.

Our initial business combination may be subject to national security review by the PRC government, and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

On February 3, 2011, the PRC government issued a Notice Concerning the Establishment of Security Review Procedure on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or “Security Review Regulations”, which became effective on March 5, 2011. The Security Review Regulations cover acquisitions by foreign investors of a broad range of PRC enterprises if such acquisitions could result in de facto control by foreign investors and the enterprises are relating to military, national defense, important agriculture products, important energy and natural resources, important infrastructures, important transportation services, key technologies, and important equipment manufacturing. The scope of the review includes whether the acquisition will impact the national security, economic and social stability, and the research and development capabilities on key national security related technologies. Foreign investors should submit a security review application to the Department of Commerce for its initial review for contemplated acquisition. If the acquisition is considered to be within the scope of the Security Review Regulations, the Department of Commerce will transfer the application to a joint security review committee within five business days for further review. The joint security review committee, consisting of members from various PRC government agencies, will conduct a general review and seek comments from relevant government agencies. The joint security review committee may initiate a further special review and request the termination or restructuring of the contemplated acquisition if it determines that the acquisition will result in significant national security issue.

The Security Review Regulations will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations. Neither the Department of Commerce nor other PRC government agencies have issued any detailed rules for the implementation of the Security Review Regulations. If, for example, our potential initial business combination is with a target company operating in the PRC in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our business combination period is 18 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement), and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within 18 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement).

Our initial business combination may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection, and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

Our initial business combination may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the CAC. Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which was available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. Moreover, the State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective) on July 10, 2021, which requires operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the CAC. As these opinions and the draft measurers were recently issued, official guidance and interpretation of these two remain unclear in several respects at this time.

If, for example, our potential initial business combination is with a target business operating in the PRC and if the enacted version of the draft measures mandates clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our business combination period is 18 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement), and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within 18 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement).

In light of recent events indicating greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, some internet and technology companies, may not be willing to list on a U.S. exchange or enter into a definitive business combination agreement with us. Further, we may also have to avoid a business combination with a company with more than one million users’ personal information in China due to the limited timeline for us to complete a business combination.

Companies in China are subject to various risks and costs associated with the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. This data is wide ranging and relates to our investors, employees, contractors and other counterparties and third parties. If we decide to initiate a business combination with a company in China, our compliance obligations include those relating to the Data Protection Act (As Revised) Cayman Islands and the relevant PRC laws in this regard. Non-compliance could result in penalties, delays affecting our ability to timely consummate a business combination, or other significant legal liabilities.

These PRC laws apply not only to third-party transactions, but also to transfers of information between a holding company and its subsidiaries. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. These laws may have a material adverse affect on companies in the PRC being willing to complete a business combination with us, may make it more difficult for us to identify a PRC based company with which to consummate a business combination, and may materially narrow the selection of companies available in the PRC from which we could otherwise complete a business combination without material adverse affects in the absence of the CAC data security restrictions, rules, and regulations.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC (“SAFE”). We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

On April 6, 2007, SAFE issued the Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as Circular 78. It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of share options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company in the event we consummate a business combination with a PRC Target Company, Circular 78 requires all plan participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the subject plan. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

Upon consummation of business combination with a PRC Target Company, we may adopt an equity incentive plan and make share option grants under the plan to our officers, directors and employees, whom may be PRC citizens and be required to register with SAFE. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and a Circular 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC corporate income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding, or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC corporate income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

We face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59 or Circular 698 and Circular 7, and may be required to expend valuable resources to comply with Circular 59, Circular 698 and Circular 7 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. If we are considered a non-resident enterprise under the PRC corporate income tax law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

The Chinese government may intervene in and influence the manner in which our post-combination entity must conduct its business activities in ways that we cannot expect when we enter into a definitive agreement with a target company with major operation in China, which could result in a material change in our operations of the combined company and/or the value of our securities, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or become worthless. If the Chinese government establishes some new policies, regulations, rules, or laws affecting the industries that our post-combination entity is in, it may materially and adversely affect our operations and the value of our ordinary shares.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our post-combination entity’s ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property, and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, the Chinese cybersecurity regulator announced on July 2, 2021, that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from this sector.

As such, the post-combination entity’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The post-combination entity could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. We and our post-combination entity may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Furthermore, it is uncertain when and whether we and our post-combination entity will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although we are currently not required to obtain permission from any of the PRC federal or local government and have not received any denial to list on the U.S. exchange, our post-combination operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry.

PRC laws and regulations governing our post-combination entity’s business operations are sometimes vague and uncertain and any changes in such laws and regulations may impair our ability to operate profitably.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing our business and the enforcement and performance of our arrangements with customers in certain circumstances. The laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and our business may be affected if we rely on laws and regulations which are subsequently adopted or interpreted in a manner different from our understanding of these laws and regulations. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our post-combination entity’s business.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and the enforcement of these laws, regulations and rules involves uncertainties.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

From time to time, our post-combination entity may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection our post-combination entity enjoys than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect. As a result, we and our post-combination entity may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our post-combination entity’s ability to continue its operations.

Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may occur quickly with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC.

Our post-combination entity may conduct most of our operations and generate most of our revenue in the PRC. Accordingly, economic, political, and legal developments in the PRC will significantly affect our post-combination entity’s business, financial condition, results of operations and prospects. Policies, regulations, rules, and the enforcement of laws of the PRC government can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. Our post-combination entity’s ability to operate profitably in the PRC may be adversely affected by changes in policies by the PRC government, including changes in laws, regulations or their interpretation, particularly those dealing with the Internet, including censorship and other restriction on material which can be transmitted over the Internet, security, intellectual property, money laundering, taxation and other laws that affect our post-combination entity’s ability to operate its business.

The Chinese government may intervene in or influence a PRC company’s business operations at any time or exert more oversight and control over offerings conducted overseas and foreign investment in China-based issuers. This could result in a material change in a PRC company’s business operations post business combination and/or the value of its securities. Additionally, governmental and regulatory interference could significantly limit or completely hinder a target company’s ability to offer or continue to offer securities to investors post business combination and cause the value of such securities to significantly decline or be worthless.

Statements by the Chinese government in 2021 have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China-based issuers. The PRC has proposed new rules in 2021 that would require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that would significantly tighten oversight over large China-based internet companies. On November 14, 2021, the CAC publicly solicited opinion on the Regulation on Network Data Security Management (Consultation Draft), which stipulated that data processors that undertake data processing activities using internet networks within China are required to apply for cybersecurity review if it conducts data processing activities that will or may have an impact on China’s national security. The review is mandatory if the data processor controls more than 1 million users’ personal information and intends to be listed in a foreign country, or if the data processor seeks to be listed in Hong Kong. As of the date of this Form 10-K, the Draft Regulation on Network Data Security Management has not been formally adopted. On December 28, 2021, the CAC, jointly with 12 departments under the State Council, implemented the Measures for Cybersecurity Review, which became effective on February 15, 2022. According to the Measures for Cybersecurity Review, operators of critical information infrastructure purchasing network products and services, and data processors carrying out data processing activities that affect or may affect China’s national security, are required to conduct a cybersecurity review. Operators, including operators of critical information infrastructure and data processors, who control more than 1 million users’ personal information must report to the Cyber Security Review Office for a cybersecurity review if it intends to be listed in a foreign country.

On June 10, 2021, the Standing Committee of the PRC National People’s Congress, or SCNPC, promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the SCNPC adopted the Personal Information Protection Law, which took effect as of November 1, 2021. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the responsibilities for collection, processing, and use of personal information.

Because laws, regulations, or policies in the PRC could change rapidly in the future, any future action by the PRC government expanding the categories of industries, persons and companies whose foreign securities offerings are subject to review by the CSRC or the CAC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless. Since none of our officers and directors has engaged in data activities or the processing of personal information in China, we believe our officers and directors are in full compliance with the regulations and policies that have been issued by the CAC to date.

Even if we do not undertake an initial business combination with any entity that is based or located in or that conducts its principal business operations in China (including Hong Kong and Macau), our potential target may, or its customers, vendors or business partners may, collect or generate data in China. Given that the PRC authorities have significant discretion in interpreting and applying the relevant cybersecurity and data laws and regulations, there is a risk that any potential target business of ours may be subject to cybersecurity review or other regulatory actions even though it is not based or located in and does not conduct its principal business operations in China; and in the event of such a review, our consummation of a business combination could be materially delayed. To avoid such risk, we may avoid completing an initial business combination with such a target business and instead pursue other opportunities, which may limit the pool of attractive targets. As a result, our search for a target company may be adversely affected.

The PRC governmental authorities may take the view now or in the future that an approval from them is required for an overseas offering by a company affiliated with Chinese businesses or persons or a business combination with a target business based in and primarily operating in China.

The M&A Rules include, among other things, provisions that purport to require that an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by special purpose vehicles seeking CSRC’s approval of overseas listings. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules and the CSRC approval requirement to offshore special purpose vehicles.

Moreover, except for emphasizing the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies, the Opinions, which was made available to the public on July 6, 2021, also provides that the State Council will revise provisions regarding the overseas issuance and listing of shares by companies limited by shares and will clarify the duties of domestic regulatory authorities.

On December 24, 2021, the State Council published the draft Administrative Provisions on the Overseas Issuance and Listing of Securities by Domestic Companies (Draft for Comments) (the “Administrative Provisions”), and the CSRC published the draft Measures for Record-filings of the Overseas Issuance and Listing of Securities by Domestic Companies (Draft for Comments) (the “Administrative Measures”), for public comment. Pursuant to Article 2 of the Administrative Provisions, domestic enterprises that (i) offer shares, depository receipts, convertible notes or other equity securities overseas, or (ii) list securities on an overseas stock exchange, must complete record-filing procedures and report the relevant information to the CSRC. The CSRC shall determine the record-filing method. Pursuant to the Article 2 of the Administrative Measures, domestic enterprises that directly or indirectly offer or list securities on an overseas stock exchange shall file with the CSRC within three business days after submitting their initial public offering and/or listing application documents. The requested filing documents include but are not limited to: (1) a filing report and related undertakings; (2) regulatory opinions, filing or approval documents issued by the relevant authorities (if applicable); (3) security review opinions issued by the relevant authorities, if applicable; (4) a PRC legal opinion; and (5) a prospectus.

On December 27, 2021, the NDRC and the MOFCOM jointly promulgated the Special Administrative Measure (Negative List) for the Access of Foreign Investment (2021 Version), or the Negative List, which became effective on January 1, 2022. According to Article 6 of the Negative List, domestic enterprises engaging in businesses in which foreign investment is prohibited shall obtain approval from the relevant authorities before offering and listing their shares on an overseas stock exchange. In addition, certain foreign investors shall not be involved in the operation or management of the relevant enterprise, and shareholding percentage restrictions under relevant domestic securities investment management regulations shall apply to such foreign investors.

Based on our understanding of the current PRC laws and regulations in effect at the time of this Form 10-K, no prior permission is required under the M&A Rules, the Opinions or the Negative List from any PRC governmental authorities (including the CSRC) for consummating our Initial Public Offering by our company, given that: (a) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like ours under this Form 10-K are subject to the M&A Rules; and (b) our company is a blank check company incorporated in the Cayman Islands rather than China and currently the company conducts no business in China. However, there remains some uncertainty as to how the M&A Rules, the Opinions, or the Administrative Provisions and the Administrative Measures, if enacted, will be interpreted or implemented in the context of an overseas offering or if we decide to consummate the business combination with a target business based in and primarily operating in China. If the CSRC or another PRC governmental authority subsequently determines that its approval is needed for our Initial Public Offering, or a business combination with a target business based in and primarily operating in China, we may face approval delays, adverse actions or sanctions by the CSRC or other PRC governmental authorities. In any such event, these governmental authorities may delay our Initial Public Offering or a potential business combination, impose fines and penalties, limit our operations in China, or take other actions that could materially adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities.

As of the date of this Annual Report on Form 10-K, we have not received any inquiry, notice, warning, sanctions or regulatory objection to our Initial Public Offering from the CSRC or any other PRC governmental authorities. However, our proposed business combination target VIWO has submitted relevant filings and applications with the CSRC in connection with the proposed business combination. The filings and applications may be subject to query and the CSRC may require VIWO to provide additional documents and information.

Our company is a blank check company incorporated under the laws of the Cayman Islands. We currently do not hold any equity interest in any PRC company or operate any business in China. Therefore, we are not required to obtain any permission from any PRC governmental authorities to operate our business as currently conducted. If we decide to consummate our business combination with a target business based in and primarily operating in China, the combined company’s business operations in China through its subsidiaries are subject to relevant requirements to obtain applicable licenses from PRC governmental authorities under relevant PRC laws and regulations.

If we select a business combination target that operates in the PRC, the approval of the China Securities Regulatory Commission (the “CSRC”), the Cybersecurity Review Office (“CRO”), the Central Cyberspace Affairs Commission and/or other PRC authority may be required for our initial business combination under PRC law.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”) requires overseas special purpose vehicles that are controlled by PRC companies or individuals formed for the purpose of seeking a public listing on an overseas stock exchange through acquisitions of PRC domestic companies using shares of such special purpose vehicles or held by their shareholders as considerations to obtain the approval of the CSRC, prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. However, the application of the M&A Rules remains unclear. If CSRC approval is required for our initial business combination, it is uncertain whether it would be possible for us to obtain the approval. Any failure to obtain or delay in obtaining CSRC approval for our initial business combination would subject us to sanctions imposed by the CSRC and other PRC regulatory agencies.

Additionally, on July 10, 2021, the Cybersecurity Administration of China released a draft of the revised Cybersecurity Review Measures for public consultation until July 25, 2021 (the “2021 Measures”). The 2021 Measures apply to any business operator that holds the personal information of more than one million users when it intends to seek a foreign listing. Upon receipt of an application, if the CRO decides to conduct a review, the CRO will complete a preliminary review and send recommendations to a designated body of members of the network security review mechanism and certain government departments for further consideration. The CSRC has been added in the 2021 Measures to the list of mainland Chinese authorities that are to be involved in formulating the national network security review mechanism. This means that the CSRC can instruct the CRO to obtain approval from the Central Cyberspace Affairs Commission to conduct a cybersecurity review of any proposed foreign public offering of a mainland Chinese operator where the capital markets regulator considers the listing affects or is likely to affect China’s national security. The proposed rules might impact the timetable of our initial business combination and the certainty of our initial business combination, if the target company we have identified is subject to the 2021 Measures or the final Cybersecurity Review Measures.

Further regulations or regulatory actions in the PRC could affect the timetable and closing certainty of our Initial Public Offering and/or our initial business combination.

Further, on July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council of the PRC jointly issued the “Opinion on Strictly Punishing Illegal Securities Activities according to Law” (《关于依法从严打击证券违法活动的意见》) (the “Opinion”). The Opinion specifies the target of upgrading the securities law-enforcement and judicial systems by 2022 and 2025, including effectively curbing the frequent occurrence of major illegal and criminal cases, as well as making notable advances in the transparency, standardization and credibility in the securities law-enforcement and judicial system. In particular, Clause 5 of the Opinion is entitled “Further Enhancing Cross-Border Regulatory Oversight, Enforcement and Judicial Cooperation.” The Opinion may require or facilitate further regulations or regulatory actions applicable to Chinese companies seeking to be listed overseas, including in the U.S., which regulations could be applicable to our Initial Public Offering, our initial business combination or the target company we identify and impact the timetable and closing certainty of our Initial Public Offering and/or our initial business combination.

The M&A Rules and certain other People’s Republic of China regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue an acquisition in China.

The M&A Rules and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the MOFCOM shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may acquire a complementary business. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to complete our initial business combination.

Substantial uncertainties exist with respect to the interpretation and implementation of the Foreign Investment Law and how it may impact our ability to pursue an acquisition in China.

On March 15, 2019, the PRC National People’s Congress approved the Foreign Investment Law, which came into effect on January 1, 2020 and replaces the trio of existing laws regulating foreign investment in the PRC, namely, the Sino-Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-Invested Enterprise Law, together with their implementation rules and ancillary regulations and become the legal foundation for foreign investment in the PRC. Meanwhile, the Implementation Regulation of the Foreign Investment Law and the Measures for Reporting of Information on Foreign Investment came into effect as of January 1, 2020, which clarified and elaborated the relevant provisions of the Foreign Investment Law.

The Foreign Investment Law sets out the basic regulatory framework for foreign investments and proposes to implement a system of pre-entry national treatment with a negative list for foreign investments, pursuant to which (i) foreign entities and individuals are prohibited from investing in the areas that are not open to foreign investments, (ii) foreign investments in the restricted industries must satisfy certain requirements under the law, and (iii) foreign investments in business sectors outside of the negative list will be treated equally with domestic investments. The Foreign Investment Law also sets forth necessary mechanisms to facilitate, protect and manage foreign investments and proposes to establish a foreign investment information reporting system, through which foreign investors or foreign-invested enterprises are required to submit initial report, report of changes, report of deregistration and annual report relating to their investments to the Ministry of Commerce, or MOFCOM, or its local branches.

If, after our initial business combination, substantially all of our assets will be located in China and substantially all of our revenue will be derived from our operations there, our results of operations and prospects and trading prices of our securities will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in China as well as litigation and publicity surrounding China-based companies listed in the United States.

The economic, political and social conditions, as well as government policies, of China could affect our business. The economies in Asia differ from the economies of most developed countries in many respects. For the most part, such economies have grown at a rate in excess of the United States; however, (1) such economic growth has been uneven, both geographically and among various sectors of the economy and (2) such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

We believe that litigation and negative publicity surrounding companies with operations in China that are listed in the United States have negatively impacted stock prices for these companies. Various equity-based research organizations have published reports on China-based companies after examining their corporate governance practices, related party transactions, sales practices and financial statements, and these reports have led to special investigations and listing suspensions on U.S. national exchanges. Any similar scrutiny of our assets and operation, in China, if any, regardless of its lack of merit, could result in a diversion of management resources and energy, potential costs to defend ourselves against rumors, decreases and volatility in the trading price of our securities, and increased directors and officers insurance premiums and could have an adverse effect upon our business, including our results of operations, financial condition, cash flows and prospects.

China’s economic, political and social conditions, as well as changes in any government policies, laws, and regulations, could have a material adverse effect on our business.

A substantial portion of our operations may be conducted in China, and a significant portion of our net revenues may be derived from customers where the contracting entity is located in China. Accordingly, our business, financial condition, results of operations, prospects, and certain transactions we may undertake may be subject, to a significant extent, to economic, political, and legal developments in China.

China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for target services and products depends, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause our potential customers to delay or cancel their plans to purchase our services and products, which in turn could reduce our net revenues.

Although China’s economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the economy in China and could have a material adverse effect on our business.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us. China’s social and political conditions may change and become unstable. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on our business and results of operations.

We may face additional and distinctive risks if we acquire a financial technology business.

Business combinations with financial technology businesses may involve special considerations and risks. If we complete our initial business combination with a financial technology business, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

●	If the company or business we acquire provides products or services which relate to the facilitation of financial transactions, such as funds or securities settlement system, and such product or service fails or is compromised, we may be subject to claims from both the firms to whom we provide our products and services and the clients they serve;

●	If we are unable to keep pace with evolving technology and changes in the financial services industry, our revenues and future prospects may decline;

●	Our ability to provide financial technology products and services to customers may be reduced or eliminated by regulatory changes;

●	Any business or company we acquire could be vulnerable to cyberattack or theft of individual identities or personal data;

●	Difficulties with any products or services we provide could damage our reputation and business;

●	A failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business;

●	We may not be able to protect our intellectual property and we may be subject to infringement claims; and

●	We and any business or company we acquire may not be able to adapt to the complex and evolving regulatory environment for financial technology services in China.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to financial technology businesses. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

If we merge with a China-based operating company, then PRC regulation on loans to, and direct investment in, PRC entities by offshore holding companies and governmental control in currency conversion may delay or prevent us from making loans to or making additional capital contributions to our PRC entity, if any, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We are an exempted company incorporated in the Cayman Islands with limited liability structured as a blank check company and may conduct our operations in China through a PRC entity. As permitted under PRC laws and regulations, we may make loans to our PRC entity subject to the approval from governmental authorities and limitation of amount, or we may make additional capital contributions to our PRC entity. Furthermore, loans by us to our PRC entity to finance its activities cannot exceed the difference between their respective total project investment amount and registered capital or 2.5 times of their net worth and capital contributions to our PRC entity will be subject to the requirement of making necessary filings in the Foreign Investment Comprehensive Management Information System and registration with other governmental authorities in China.

The SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses. According to SAFE Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of bank loans that have been transferred to a third party. Although SAFE Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether the SAFE will permit such capital to be used for equity investments in the PRC in actual practice. The SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or SAFE Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in SAFE Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to grant loans to non-associated enterprises. Violations of SAFE Circular 19 and SAFE Circular 16 could result in administrative penalties. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to transfer any foreign currency we hold, including the net proceeds from our Initial Public Offering, to our PRC entity, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, PRC entities by offshore holding companies, and the fact that the PRC government may at its discretion restrict access to foreign currencies for current account transactions in the future, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to our PRC entity or with respect to future capital contributions by us to our PRC entity. If we merge with a China-based operating company, and if we fail to complete such registrations or obtain such approvals, our ability to use the proceeds from our Initial Public Offering and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

If we successfully consummate a business combination with a target business with primary operations in the PRC (such as VIWO), we will be subject to restrictions on dividend payments following consummation of our initial business combination.

After we consummate our initial business combination, we may rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations.

In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Each of our PRC subsidiaries as a foreign invested enterprise, is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at its discretion. Such cash reserve may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated.

Governmental control of currency conversion may limit our ability to utilize our net revenue effectively and affect the value of your investment.

Following our initial business combination with a PRC target company, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the SAFE regulates the conversion of the Renminbi into foreign currencies. The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China.

Under PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of SAFE by complying with certain procedural requirements. Under existing exchange restrictions, without prior approval of SAFE, cash generated from PRC subsidiaries in China may be used to pay dividends.

However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may at its discretion restrict access to foreign currencies for current account transactions in the future. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not pay dividends in foreign currencies to our shareholders.

PRC regulatory authorities could impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use the proceeds of our Initial Public Offering in an initial business combination with a PRC target company and the use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC.

If we merge with a China-based operating company, then there are significant uncertainties under the PRC Enterprise Income Tax Law relating to the withholding tax liabilities of the PRC entity, and dividends payable by the PRC entity to our offshore entity may not qualify for certain treaty benefits.

Under the PRC Enterprise Income Tax Law (“PRC EIT Law”) and its implementation rules, if following our initial business combination we are a non-resident enterprise, that is, an enterprise lawfully incorporated pursuant to the laws of a foreign country (region) that has an office or premises established in China with no actual management functions performed in China, or an enterprise that has income derived from or accruing in China although it does not have an office or premises in China, will be subject to a withholding tax rate of 10%. Under the Notice of the State Administration of Taxation on Issues regarding the Administration of the Dividend Provision in Tax Treaties promulgated on February 20, 2009, the taxpayer needs to satisfy certain conditions to utilize the benefits under a tax treaty. These conditions include: (1) the taxpayer must be the beneficial owner of the relevant dividends, and (2) the corporate shareholder to receive dividends from the PRC entity must have continuously met the direct ownership thresholds during the 12 consecutive months preceding the receipt of the dividends. Further, under Announcement of the State Administration of Taxation on Issues Relating to “Beneficial Owner” in Tax Treaties, which took effect on April 1, 2018, a “Beneficial Owner” shall mean a person who has ownership and control over the income and the rights and property from which the income is derived. To determine the “beneficial owner” status of a resident of the treaty counterparty who needs to take advantage of the tax treaty benefits, a comprehensive analysis shall be carried out, taking into account actual conditions of the specific case.

Entitlement to a lower tax rate on dividends according to tax treaties or arrangements between the PRC central government and governments of other countries or regions is subject to Announcement of State Taxation Administration on Promulgation of the Administrative Measures on Non-resident Taxpayers Enjoying Treaty Benefits, or Circular 35. Circular 35 provides that non-resident enterprises are not required to obtain pre-approval from the relevant tax authority in order to enjoy the reduced withholding tax. Instead, non-resident enterprises and their withholding agents may, by self-assessment and on confirmation that the prescribed criteria to enjoy the tax treaty benefits are met, directly apply the reduced withholding tax rate, and file necessary forms and supporting documents when performing tax filings, which will be subject to post-tax filing examinations by the relevant tax authorities.

In addition, in response to the persistent capital outflow in China and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and SAFE promulgated a series of capital control measures in early 2017, including stricter vetting procedures for domestic companies to remit foreign currency for overseas investments, dividends payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of us to pay dividends or make other kinds of payments to us following our initial business combination could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

U.S. laws and regulations, including the Holding Foreign Companies Accountable Act and Accelerating Holding Foreign Companies Accountable Act, may restrict or eliminate our ability to complete a business combination with certain companies.

Future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the recently enacted Holding Foreign Companies Accountable Act (“HFCAA”) would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for three consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if signed into law, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

The documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time-consuming to prepare. HFCAA mandates the SEC to identify issuers of SEC-registered securities whose audited financial reports are prepared by an accounting firm that the PCAOB is unable to inspect due to restrictions imposed by an authority in the foreign jurisdiction where the audits are performed. If such identified issuer’s auditor cannot be inspected by the PCAOB for three consecutive years, the trading of such issuer’s securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two.

On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the Holding Foreign Companies Accountable Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, the PCAOB issued a report on its determinations that it was unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by Chinese authorities in those jurisdictions. The PCAOB made its determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the HFCAA. The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively.

On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S. law. The Statement of Protocol gives the PCAOB sole discretion to select the firms, audit engagements and potential violations it inspects and investigates and put in place procedures for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed. In addition, the Statement of Protocol grants the PCAOB direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates. While significant, uncertainties still exist as to how the Statement of Protocol will be implemented and whether the applicable parties will comply with the framework.

Our auditor ZH CPA, LLC is headquartered in Denver, Colorado, and was not identified in the PCAOB’s report as a firm subject to the PCAOB’s determination. However, if it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction (including, without limitation, PRC government), we will be required by the HCFAA and, if enacted, the AHFCAA, to delist from Nasdaq because the PCAOB is unable to conduct inspections on such auditor, and our securities are unable to be listed on another securities exchange by the time of such potential delisting, then such a delisting would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our securities.

In the event that we complete a business combination with a company with substantial operations in a foreign jurisdiction and any of the legislative actions or regulatory changes discussed above were to proceed in ways that are detrimental to issuers based in that jurisdiction, it could cause us to fail to be in compliance with U.S. securities laws and regulations, we could cease to be listed on a U.S. securities exchange, and U.S. trading of our shares could be prohibited. Any of these actions, or uncertainties in the market about the possibility of such actions, could adversely affect our prospects to successfully complete a business combination, our access to the U.S. capital markets and the price of our shares.

Other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain businesses.

General Risk Factors

Unanticipated changes in our effective tax rate or challenges by tax authorities could harm our future results.

We may become subject to income taxes in various other jurisdictions in the future. Our effective tax rate could be adversely affected by changes in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates, in certain non-deductible expenses as a result of acquisitions, in the valuation of our deferred tax assets and liabilities, or in federal, state, local or non-U.S. tax laws and accounting principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. Increases in our effective tax rate would adversely affect our operating results. In addition, we may be subject to income tax audits by various tax jurisdictions throughout the world. The application of tax laws in such jurisdictions may be subject to diverging and sometimes conflicting interpretations by tax authorities in these jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the U.S. courts against our directors or officers.

Our corporate affairs will be governed by our Amended and Restated Memorandum and Articles of Association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

Because our directors and officers are residents of China, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

Our directors,are residents of China. China has no arrangement for the reciprocal enforcement of judgments with the United States. PRC courts may only recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. This is reflected in a number of bilateral treaties signed by China, which provide that lack of jurisdiction of the judgment court can be a ground for refusal. Further, a foreign judgment cannot be recognized and enforced in China if a Chinese court has rendered a judgment on the same subject matter or recognized and enforced another foreign judgment or arbitral award on the same subject matter. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. China has no treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. As a result, it may be difficult for investors to effect service of process within the United States upon us or our Chairman and our directors who are residents of China, or to enforce judgments in China (including Hong Kong and Macau) that are obtained in U.S. courts against us or such individuals, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Even with proper service of process, the enforcement of judgments obtained in U.S. courts or foreign courts based on the civil liability provisions of the U.S. federal securities laws would be extremely difficult given the PRC Civil Procedures Law and the lack of a treaty or principles of reciprocity providing for the recognition and enforcement of U.S. judgments. Furthermore, there would be added costs and issues with bringing an original action in foreign courts to enforce liabilities based on the U.S. federal securities laws against us or our officers and directors, and they still may be fruitless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Trust Agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association to modify (A) the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 24 months from the closing of our Initial Public Offering (as further described in our Registration Statement)or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent a business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

Notwithstanding the foregoing, as indicated above, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The SEC’s proposed rules would provide a safe harbor for companies like our company from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a company’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require the company to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 24 months after the effective date of the company’s registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our Amended and Restated Memorandum and Articles of Association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our ordinary shares and could entrench management.

Our Amended and Restated Memorandum and Articles of Association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to elect directors.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NASDAQ. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination. In addition, prior to our initial business combination, only holders of the founder shares have the right to vote on the appointment of directors, including in connection with the completion of our initial business combination. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates for business combination. Therefore, we do not consider that we face significant cybersecurity risks.

We have not adopted any cybersecurity risk management program or formal procedures for assessing cybersecurity risks. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our Board for further actions, including the implementation of mitigation measures or other response or actions that the Board deems appropriate to take.

Since the completion of our initial public offering and as of the date of this Annual Report on Form 10-K, we have not experienced any cybersecurity threats that have materially affected, or that we believe are reasonably likely to materially affect, us, including our business strategies, results of operations, or financial condition.

ITEM 2. PROPERTY

We currently maintain our executive offices at Xiandai Tongxin Building, 201 Xin Jinqiao Road, Rm 302, Pudong New District, Shanghai, China., New York, NY 10170. The cost for our use of this space is included in the $10,000 per month fee we will pay to our sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, ordinary shares and rights are each traded on the Nasdaq Capital Market (“Nasdaq”) under the symbols “FVNNU,” “FVN,” and “FVNNR”, respectively. Our units commenced public trading on September 14, 2024, and our ordinary shares and rights commenced separate trading on November 4, 2024.

Holders

As of date of this Form 10-K, we had three holders of record of our ordinary shares, two holders of record of our units and one holder of record of our rights.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition and will be within the discretion of our board of directors. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Unregistered Sale of Equity Securities

On February 27, 2024, our sponsor acquired 1,437,500 founder shares for an aggregate purchase price of $25,000.

Simultaneously with the closing of the IPO, pursuant to the Private Placement Unit Purchase Agreement, the Company completed the private sale of 299,000 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $2,990,000. The Private Placement Units are identical to the Units sold in the IPO. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid with respect to such sale.

Use of Proceeds

On September 13, 2024, the Company consummated its initial public offering (the “IPO”) of 5,750,000 units (the “Units”), including 750,000 Units issued to the underwriter upon full exercise of their over-allotment option. Each Unit consists of one ordinary share of the Company, par value $0.0001 per share (the “Ordinary Shares”) and one right entitling the holder thereof to receive one-tenth (1/10) of one ordinary share of upon consummation of the Company’s initial business combination (the “Rights”), at $10.00 per Unit, generating gross proceeds of $57,500,000.

Simultaneously with the closing of the initial public offering, we consummated the sale of 299,000 Private Placement Units to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $2,990,000.

The underwriter was paid a cash underwriting discount of $0.15 per Unit, or $862,500 in the aggregate upon the closing of the Initial Public Offering.

On February 22, 2024, we issued an unsecured promissory note to our Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $500,000 to cover expenses related to the IPO. We have borrowed $375,000 under the promissory note with our sponsor for our IPO. Shortly after completion of the IPO, such amount was fully repaid. The Promissory Note expired on the consummation of the IPO.

Transaction costs related to the issuances described above amounted to $1,845,513, consisting of $862,500 and $522,019 of underwriting commissions which were paid in cash and representative shares (57,500 ordinary shares) at the closing date of the IPO, respectively and $460,994 of other offering costs. After deducting the underwriting discounts and commissions and offering expenses, the total net proceeds from the initial public offering and the sale of the Private Placement Units $57,787,500 (or $10.05 per share sold in the initial public offering) was placed in the Trust Account.

Repurchases

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Future Vision,” “our,” “us” or “we” refer to Future Vision II Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward- looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on January 30, 2024 which formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the initial public offering and the sale of the Private Units, our shares, debt or a combination of cash, shares and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our IPO. Following our IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after our IPO. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the period from January 30, 2024 (inception) through December 31, 2024, we had a net income of $640,343, which consists of income earned on marketable securities held in trust account of $818,197, interest income earned on bank account of $12,757 and operating expenses of $190,611.

Liquidity and Capital Resources

For the period from January 30, 2024 (inception) through December 31, 2024, cash used in operating activities was $146,501. As of December 31, 2024, we had cash of $1,332,505 available for working capital needs. All marketable securities are held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of December 31, 2024, none of the amount on marketable securities in the Trust Account was available to be withdrawn as described above.

We intend to use substantially all of the net proceeds of the IPO, including the marketable securities held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including deferred underwriting commissions of $575,000 payable to Kingswood Capital Partners, LLC in cash, the representative of the underwriters of the IPO. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

As of December 31, 2024, we had cash of $1,332,505 and a working capital of $1,226,152. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is funds loaned from our Sponsor, officers, directors or their affiliates. In addition, if we are unable to complete a business combination by March 31, 2026 (or up to September 30, 2026 if extended) (“Combination Period”), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of December 31, 2024, we have no obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in-capital over an expected 18-month period, which is the initial period that the Company has to complete a Business Combination.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for our assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and our Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Danhua Xu	45	Chief Executive Officer and Chairman of the Board
Caihong Chen	52	Chief Financial Officer and Director
Zheng “Terrence” Wu	37	Independent Director Nominee
Shuding Zeng	44	Independent Director Nominee
Lei Xiong	35	Independent Director Nominee

Danhua Xu, Chief Executive Officer and Chairman of the Board of Directors. Ms. Xu has served as the General Manager and Executive Director at Budget International (HK) Limited since September 2016, where she is responsible for investments and international operations planning. She also advised clients on matters relating to mergers and acquisitions. Ms. Xu served as Chief Financial Officer at Ditop Co., Ltd from 2009 to 2016, where she was responsible for the company’s financial business, and as Account Manager at Canton Telecom Industry Services Co., Ltd. from 2004 to 2009.

Ms. Xu holds a Bachelor of Science degree in Life Sciences from South China Normal University.

Caihong Chen, Chief Financial Officer and Director. Ms. Chen, an investment and banking professional who brings nearly 25 years of financial experience to the Company resides in China. Currently, Ms. Chen is serving as the General Manager at Increase Family Office, a role Ms. Chen has held since August of 2016. Ms. Chen served as a Vice President of Operations in the Marketing Department of CITIC Trust Co., Ltd. from 2012 to 2016. Prior to her tenure at CITIC, she served in the capacity of Sub-Branch Manager at two mainland China branches of the China Construction Bank from 2000 to 2012, where she accumulated extensive banking and finance experience.

Ms. Chen has invested in various companies in the U.S. and Hong Kong, which later became public, most notably, including investment in Uber (NYSE: UBER), Meten EdtechX Education (NASDAQ: METX) and Razer (01337.HK). Ms. Chen holds a Bachelor of Art degree in Chinese Linguistics & Literature from Guangzhou Normal University and holds qualifications as an Associate Financial Planner (AFP), and various professional certifications including the Securities Qualification Certificate, Foreign Currency Qualification Certificate and Accounting Certificate.

Our Independent Director Nominees

We believe that our independent directors will provide public company governance, executive leadership, operational oversight, private equity investment management and capital markets experience. Our directors have experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates as well as following the completion of our initial business combination.

Mr. Zheng “Terrence” Wu, Independent Director, Chair of the Audit Committee and Member of the Compensation Committee. Mr. Wu, who resides in China, serves as an independent director bringing nearly 10 years of TMT experience and extensive finance and compliance expertise to the Company. In January 2020, Mr. Wu co-founded Yishang Co. Ltd., a start-up company focusing on TMT sector equity investments and has served as Yishang’s General Manager since its inception. Prior to co-founding Yishang, Mr. Wu served as a Senior Vice President of the TMT Sector at Citibank (China) Limited from December 2013 to December 2019. During his tenure at Citibank, he managed a vertical team of eight members and successfully led various types of financing, global cash management and FX management projects for a number of PRC listed companies, including Fujian Furi Electronics Co., Ltd.’s (SHA:600203) acquisition of Shenzhen Chino-E Communication Co., Ltd., a national-level high-tech enterprise; Zhejiang Crystal-Optech Co., Ltd., a domestic advanced and world-renowned enterprise in R&D and manufacturing of optics and optoelectronics; Kay Zhong Precision Technology Co., Ltd. (002823.SZ), a high-tech enterprise focusing on micro motor commutators; Shenzhen Sosen Electronics Co., Ltd. (301002.SZ), a high-tech enterprise integrating R&D, production, sales and service of LED Driver; and Shenzhen ChuangYiTong Technology Co., Ltd. (300991.SZ), a leading company in manufacturing connectors. Mr. Wu also has three years of experience in relationship management, serving as Manager of Relationship Management at the Royal Bank of Scotland (China) Limited from 2010 to 2013.

Mr. Wu holds a Bachelor degree in Logistics Management from Beijing Normal University (2009), and an Economics Master of Science in Banking and Finance from Loughborough University, U.K. (2012).

Mr. Shuding Zeng, Independent Director, Chair of the Compensation Committee and Member of the Audit Committee. Mr. Zeng, who resides in China, serves as an independent director bringing more than 20 years of experience to the Company. In November 2016, Mr. Zeng founded Shenzhen Langtuosha Network Technology Co., Ltd. with a comprehensive team covering shape design, hardware development, software design, independent product brand operation, online self-management, cross-border wholesale and retail, etc., to achieve full link coverage from research and development to independent channel sales, where he presently serves as President.

From October 2009 to November 2016, he founded a TFT LCD display and human-computer interaction capacitive touch screen integration factory, led the team to achieve innovation and breakthrough in technology and management, made remarkable progress in LCD display and touch screen technology, and successfully promoted the cooperation projects with many well-known companies at home and abroad. From March 2005 to October 2009, he served as the Technical Director of BYD (002594.SZ), during which he led the team to establish the core cooperative relationship with Gionee, CECT, Wentai, Longqi and other mobile phone solutions and terminal brands, successfully helping to promote the company’s market share and technical influence in the field of mobile communication.

With his accumulation in the field of display technology (such as LCD and CMOS projection, computer graphics, image processing technology, visualization processing technology, deep learning and computer vision, etc.), Mr. Zeng has a deep grasp of CELL display technology, and has exquisite precision semiconductor full process technology, proficient in front-end and back-end technology. He has conducted in-depth research on the performance optimization of semiconductor devices.

Mr. Zeng holds a Bachelor degree in Project Management from Hunan Institute of Technology.

Mr. Lei Xiong, Independent Director, Member of the Audit Committee and Compensation Committee. Upon the closing of this offering, Mr. Xiong, who resides in China, serves as our independent director. Mr. Xiong has more than ten years of Unity development experience (Unity is the world’s most widely used game engine for creating and deploying games, films, and immersive experiences across 20+ platforms on the Unity framework) and profound attainments in the field of computer vision. Mr. Xiong has issued and authorized six national invention patents and 18 software copyrights.

In July 2020, Mr. Xiong founded Shenzhen Coolfish Digital Technology Co., Ltd., the visualization and security education software developed has become the industry leader and established a cooperative relationship with Shenzhen Hospital of Southern Medical University and helped the hospital build a mixed reality rehabilitation experimental center, providing rehabilitation services for more than 10,000 patients every year. Mr. Xiong presently serves as Shenzhen Coolfish Digital Technology Co., Ltd.’s President.

From June 2013 to July 2020, he worked as the Technical Director of Shenzhen Daxing Digital Electronics Co., LTD., and led the team to complete the research and development of the core algorithm of spatial gesture recognition and motion capture based on computer vision technology. He has realized breakthrough applications of deep learning and computer vision technology, graphics processing technology and visualization processing technology in many fields

Mr. Xiong holds a Bachelor degree in Mechanical Design from Jianghan University, and a Master degree in Business Administration from Wuhan University.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Zheng “Terrence” Wu, Shuding Zeng, and Lei Xiong are “independent directors,” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us. Other than as described elsewhere in this Form 10-K, no compensation of any kind, including finder’s and consulting fees, will be paid to our initial shareholders or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination, although we may consider cash or other compensation to officers or advisors we may hire subsequent to our Initial Public Offering to be paid either prior to or in connection with our initial business combination. In addition, our officers, directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our initial shareholders or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

A listed company of the Nasdaq must have an audit committee with a minimum of three independent directors who satisfy the independence requirements of Rule 10A-3. Upon the effectiveness of the registration statement of which this prospectus forms a part, we will establish an audit committee of the board of directors. Messrs. Zheng “Terrence” Wu, Shuding Zeng, and Lei Xiong will serve as members of our audit committee. Our board of directors has determined that each of Zheng Wu, Shuding Zeng, and Lei Xiong meet the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Mr. Zheng Wu will serve as the chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr Zheng (Terrence) Wu qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which will detail the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Mr. Zheng “Terrence” Wu, Shuding Zeng, and Lei Xiong. Mr. Shuding Zeng serve as members of our compensation committee, with Mr. Shuding Zeng serving as the chairman of the compensation committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under NASDAQ listing standards applicable to members of the compensation committee.

We adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to our Initial Public Offering to be paid either prior to or in connection with our initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our Amended and Restated Memorandum and Articles of Association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year have not served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. Copies of our Code of Ethics and our audit and compensation committee charters are filed as exhibits to our Registration Statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Except as disclosed herein, we do not believe any conflict currently exists between us and our initial shareholders, and affiliates of our initial shareholders may compete with us for acquisition opportunities. If such entities decide to pursue an opportunity, we may be precluded from procuring such opportunity. In addition, investment ideas generated within our initial shareholders may be suitable for both us and for an affiliate of initial shareholders and may be directed to such entity rather than to us. Neither our initial shareholders nor members of our management team who are also employed by or affiliated with our initial shareholders will have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member specifically in his or her capacity as an officer or director of the company. Our initial shareholders and/or our management team, in their capacities as employees or affiliates of our initial shareholders or in their other endeavors, may be required to present potential business combinations to future initial shareholders’ affiliates or third parties, before they present such opportunities to us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our business combination. Our Amended and Restated Memorandum and Articles of Association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers may not become an officer or director of any other special purpose acquisition company that publicly files a registration statement for its initial public offering before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 18 months from the closing of our Initial Public Offering (or up to 24 months, if we extend the time to complete a business combination as described in our Registration Statement).

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial shareholders have agreed to waive their redemption rights with respect to any founder shares, private shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to any founder shares and private shares held by them if we fail to consummate our initial business combination within 18 months from the closing of our Initial Public Offering (or up to 24 months, if we extend the time to complete a business combination as described in our Registration Statement). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private units held in the trust account will be used to fund the redemption of our public shares, and the private units and underlying securities will be worthless. The founder shares will not, subject to certain exceptions, be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination, or earlier, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. Since members of our management may directly or indirectly own ordinary shares and rights following our Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our initial shareholders may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our initial shareholders or an affiliate of our initial shareholders to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into working capital units at a price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the private units sold in the private placement.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of Cayman Islands are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its shareholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our Amended and Restated Memorandum and Articles of Association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial shareholders or any affiliate of them, subject to certain approvals and consents. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our shareholders for a vote, our initial shareholders have agreed to vote any founder shares and private shares held by them and any public shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our Amended and Restated Memorandum and Articles of Association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our Amended and Restated Memorandum and Articles of Association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

We believe that these provisions, the insurance, and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

None of our officers or directors have received or, prior to our initial business combination, will receive any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our sponsor for office space, utilities and secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. Additionally, certain directors may receive additional compensation in the form of equity interests of the Sponsor for their services. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the completion of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Share beneficially owned by them. The following table does not reflect beneficial ownership of the rights included in the units offered by this proxy statement or the included the private placement as these rights are not convertible within 60 days of the date of this proxy statement.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Greater than 5% Holders
HWei Super Speed Co., Ltd(2)	1,736,500	23.01%

Directors and Named Executive Officers
Danhua Xu
Caihong Chen
Zheng “Terrence” Wu
Shuding Zeng
Lei Xiong
All executive officers and directors as a group (5 individuals)

(1)	Unless otherwise noted, the business address of each of our shareholders is Xiandai Tongxin Building, 201 Xin Jinqiao Road, Rm 302, Pudong New District, Shanghai, China.
(2)	Each of our officers and directors is a shareholder of our sponsor; however, only our Chairman and Chief Financial Officer have voting securities in our sponsor and are the directors of our sponsor. The address for our sponsor is Xiandai Tongxin Building, 201 Xin Jinqiao Road, Rm 302, Pudong New District, Shanghai, China.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On February 27, 2024, our sponsor paid an aggregate of $25,000, or approximately $0.017 per share, in connection with the subscription by it for 1,437,500 founder shares, par value $0.0001. The number of founder shares issued was determined based on the expectation that such founder shares would represent approximately 20% of the outstanding shares upon completion of this offering (excluding the placement units and underlying securities). Up to 187,500 founder shares held by our sponsor are subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On September 13, 2024, the underwriters’ over-allotment option was exercised and none of the founder shares were subject to forfeiture.

Our Sponsor has agreed not to transfer, assign or sell their founder shares (excluding any units or shares comprising the units acquired in the offering) until the earlier to occur of (a) twelve months after the completion of our initial business combination and (b) upon completion of our initial business combination, (x) if the last reported sale price of our ordinary shares equals or exceeds $12.00 per unit (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of our sponsor, directors and executive officers with respect to any founder shares.

Private Placement

Simultaneously with the closing of our IPO, our Sponsor purchased an aggregate of 299,000 Placement Units at a price of $10.00 per Placement Unit raising $2,990,000 in the aggregate.

The proceeds from the sale of the Placement Units were added to the net proceeds from the IPO held in the Trust Account. The Private Placement Units are identical to the Public Units sold in this IPO, subject to limited exceptions. The holder of the Private Placement Units will be entitled to registration rights. In addition, these Private Placement Units may not, subject to certain limited exceptions, be redeemable, transferred, assigned or sold until the later of the completion of our initial business combination or 12 months following the closing of our IPO.

Administrative Service Arrangements

Commencing on the effective date of the registration statement of our IPO, we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

For the period from January 30, 2024 (inception) through December 31, 2024, we have accrued $36,333 for the service provided by the Sponsor and as of December 31, 2024, we had amount due to related parties of $36,333. The amount due to related parties is non-interest bearing and due on demand.

Conflicts of Interest

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Promissory Note - Related Party

On February 22, 2024, we issued a promissory note to our Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $500,000 to be used for a portion of the expenses for our IPO. This loan was non-interest bearing, unsecured and was due at the earlier of (1) September 30, 2024 or (2) the closing of the IPO. The loan will be repaid upon the closing of our IPO out of the offering proceeds not held in the Trust Account.

We had borrowed $375,000 under the promissory note with our Sponsor for our IPO. Shortly after completion of the IPO, such amount was fully repaid. As of December 31, 2024, no amounts under the promissory note have been drawn.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of the loans made by our sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. The terms of such loans by, our sponsor, our officers and directors, or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, our officers and directors or an affiliate of theirs as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation. We will enter into a registration rights agreement pursuant to which our sponsor will be entitled to certain registration rights with respect to the founder shares.

As of December 31, 2024, we had no borrowings under the working capital loans.

Registration Rights

The holders of the founder shares and private placement units (and their underlying securities) are entitled to registration rights pursuant to the registration rights agreement signed on the effective date of our IPO, requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Policy for Approval of Related Party Transactions

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy. Before the consummation of this offering, our audit committee of our board of directors will adopt a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction. An affirmative vote of a majority of the members of the audit committee, present at a meeting at which a quorum is present, will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from either an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Except as provided herein, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $500,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to HWei Super Speed Co. Ltd., our sponsor, of $10,000 per month, for up to 18 months (subject to extension up to an additional six months), for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest-bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Zheng “Terrence” Wu, Shuding Zeng, and Lei Xiong are “independent directors,” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of ZH CPA, LLC, or ZH, currently acts as our independent registered public accounting firm. The following is a summary of fees paid to ZH for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by ZH in connection with regulatory filings. The aggregate fees billed by ZH for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from January 30, 2024 (inception) through December 31, 2024 totaled $70,000.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay ZH for consultations concerning financial accounting and reporting standards for the period from January 30, 2024 (inception) through December 31, 2024.

Tax Fees. For the period from January 30, 2024 (inception) through December 31, 2024, our independent registered public accounting firms did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from January 30, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our initial public offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

Exhibit No.	Description
1.1*	Underwriting Agreement, dated September 11, 2024, by and between the Company and Kingswood Capital Partners, LLC., as representative of the underwriters. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on September 12, 2024).
2.1*	MergerMerger Agreement dated November 28, 2024, by and among Future Vision II Acquisition Corp., Future Vision II Acquisition Merger Subsidiary Corp., and Viwo Technology Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 29, 2024).
3.1*	Amended and Restated Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on September 12, 2024).
4.1*	Specimen Unit Certificate. (incorporated by reference to Exhibit 4.1 to our Registration Statement (No. 333-280356) filed with the SEC on August 26, 2024).
4.2*	Specimen Ordinary Share Certificate. (incorporated by reference to Exhibit 4.2 to our Registration Statement 333-280356 filed with the SEC on August 26, 2024).
4.3*	Specimen Rights Certificate(incorporated by reference to Exhibit 4.4 to our Registration Statement 333-280356 filed with the SEC on August 26, 2024).
4.4*	Rights Agreement, dated September 11, 2024, by and between the Company and Transhare Corporation, as rights agent. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 12, 2024).
4.5**	Description of Securities
10.1*	Promissory Note, dated February 22, 2024 issued to HWei Super Speed Co. Ltd. (incorporated by reference to Exhibit 10.5 to our Registration Statement (No. 333-280356) filed with the SEC on August 26, 2024).
10.2*	Letter Agreement, dated September 11, 2024, by and among the Company, its executive officers, its directors and HWei Super Speed Co. Ltd. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed with the SEC on September 12, 2024).
10.3*	Investment Management Trust Agreement, dated September 11, 2024, by and between the Company and Wilmington Trust, National Association, as trustee. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 12, 2024).
10.4*	Registration Rights Agreement, dated September 11, 2024, by and among the Company, HWei Super Speed Co. Ltd. and Kingswood Capital Partners, LLC. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on September 12, 2024).
10.5*	Placement Unit Purchase Agreement, between the Registrant and the Sponsor dated September 11, 2024 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on September 12, 2024).

10.6*	Form of Indemnity Agreement. (incorporated by reference to Exhibit 10.4 to our Registration Statement (No. 333-280356) filed with the SEC on August 26, 2024).
10.7*	Administrative Services Agreement, dated September 11, 2024, by and between the Company and HWei Super Speed Co. Ltd. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed with the SEC on September 12, 2024).
14.1*	Form of Code of Ethics. (incorporated by reference to Exhibit 14 to our Registration Statement (No. 333-280356) filed with the SEC on August 26, 2024).
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
97.1**	Clawback Policy.
101.INS**	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed.
**	Filed herewith.
***	Furnished herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Cayman Islands, on the 4th day of March 5, 2024.

FUTURE VISION II ACQUISITION CORP.

By:	/s/ Danhua Xu
Name:	Danhua Xu
Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Danhua Xu	Principal Executive Officer and Director	March 5, 2025
Danhua Xu	(Principal Executive Officer)

/s/ Caihong Chen	Chief Financial Officer	March 5, 2025
Caihong Chen	(Principal Financial and Accounting Officer)

FUTURE VISION II ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Future Vision II Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Future Vision II Acquisition Corp. (the Company) as of December 31, 2024, and the related statements of operations, changes of shareholders’ equity, and cash flows for the period from January 30, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from January 30, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. If the Company is unable to complete a business combination within the combination period, the Company would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2024.

Denver, Colorado

March 5, 2025

FUTURE VISION II ACQUISITION CORP.

BALANCE SHEET

Currency expressed in United States dollars (“US$), except for number of shares

December 31, 2024
ASSETS
Current assets
Cash	$1,332,505
Prepaid expenses	4,980
Total current assets	1,337,485

Non-current assets
Marketable securities held in Trust Account	58,605,697
Total non-current assets	58,605,697

TOTAL ASSETS	$59,943,182

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$75,000
Due to related parties	36,333
Total current liabilities	111,333

Total Liabilities	111,333

Commitments and contingencies (Note 7)	-

Ordinary shares subject to possible redemption, 5,750,000 shares	52,137,642

Shareholders’ Equity:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 1,794,000 shares issued and outstanding (excluding 5,750,000 shares subject to redemption)	179
Additional paid-in capital	7,694,028
Retained earnings	-
Total Shareholders’ Equity	7,694,207
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY	$59,943,182

The accompanying notes are an integral part of these financial statements.

FUTURE VISION II ACQUISITION CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Currency expressed in United States dollars (“US$), except for number of shares

For the Period From January 30, 2024 (Inception) Through December 31, 2024
Formation and operating costs	$154,278
Administrative fee	36,333
Total operating expenses	190,611

Loss from Operations	(190,611)

Other income:
Interest income	12,757
Income earned on marketable securities held in Trust Account	818,197
Total other income	830,954

Income before income taxes	640,343
Income taxes provision	-
Net income	$640,343

Other comprehensive income	-
Comprehensive income	$640,343

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	1,865,327
Basic and diluted net income per ordinary share, redeemable ordinary shares	$0.50
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,426,476
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.21)

The accompanying notes are an integral part of these financial statements.

FUTURE VISION II ACQUISITION CORP.

STATEMENT OF CHANGES STOCKHOLDER’S EQUITY

Currency expressed in United States dollars (“US$), except for number of shares

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholder’s
	Shares	Amount	Capital	earnings	Equity
Balance as of January 30, 2024 (inception)	-	$-	$-	$-	$-
Founder shares issued to Sponsor	1,437,500	144	24,856	-	25,000
Proceeds allocated to Public Rights	-	-	5,010,612	-	5,010,612
Sale of private placement shares	299,000	30	2,989,970	-	2,990,000
Issuance of representative shares	57,500	5	522,014	-	522,019
Underwriters’ discount	-	-	(120,649)	-	(120,649)
Other offering expenses	-	-	(40,171)	-	(40,171)
Accretion of ordinary share subject to redemption value	-	-	(692,604)	(640,343)	(1,332,947)
Net income	-	-	-	640,343	640,343
Balance as of December 31, 2024	1,794,000	$179	$7,694,028	$-	$7,694,207

The accompanying notes are an integral part of these financial statements.

FUTURE VISION II ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

Currency expressed in United States dollars (“US$)

For the Period From January 30, 2024 (Inception) Through
December 31, 2024
Cash Flows from Operating Activities:
Net income	$640,343
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(818,197)
Changes in operating assets and liabilities:
Prepaid expenses	(4,980)
Due to related parties	36,333
Net Cash Used in Operating Activities	(146,501)

Cash Flows from Investing Activities:
Purchase of marketable securities held in Trust Account	(57,787,500)
Net Cash Used in Investing Activities	(57,787,500)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	25,000
Proceeds from issuance of promissory note to related party	375,000
Repayment of promissory note to related party	(375,000)
Proceeds from sale of public units through public offerings, net of underwriters’ discount	56,637,500
Proceeds from ordinary shares issued in private placement	2,990,000
Payment of offering costs	(385,994)
Net Cash Provided by Financing Activities	59,266,506

Net Change in Cash	1,332,505

Cash, Beginning of Period	-
Cash, End of Period	$1,332,505

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Offering costs included in accounts payable and accrued expenses	75,000
Representative shares issued and charged to offering costs	522,019
Accretion of ordinary shares subject to redemption value	1,332,947

The accompanying notes are an integral part of these financial statements.

FUTURE VISION II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

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

As of December 31, 2024, the Company had not commenced any operations. For the period from January 30, 2024 (inception) through December 31, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

Following the closing of the IPO on September 13, 2024, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 180 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, as determined by the Company. The proceeds from this offering held in the trust account will not be released from the trust account (1) to the Company, until the completion of the initial business combination, or (2) to public shareholders, until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any ordinary shares sold as part of the units in this offering (the “public shares”) properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s ordinary shares the right to have their shares redeemed in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial business combination March 13, 2026 or up to September 13, 2026 (an “Extension Period”) or (B) with respect to any other provision relating to the rights of holders of the Company’s ordinary shares, and (c) the redemption of the Company’s public shares if it has not consummated the business combination within 18 months from the closing of this offering or during any Extension Period, subject to applicable law. Public shareholders who redeem their ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if the Company has not consummated an initial business combination within 18 months from the closing of this offering, with respect to such ordinary shares so redeemed. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

The Founder shares except as described below, are identical to the ordinary shares included in the units being sold in this offering, and holders of Founder shares have the same shareholder rights as public shareholders, except that (a) prior to the initial business combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of the founder shares may remove a member of the board of directors for any reason; (b) in a vote to continue the company in a jurisdiction outside of the Cayman Islands, holders of founder shares will have ten votes for every founder share and holders of ordinary shares will have one vote for every ordinary share; (c) the Founder shares are subject to certain transfer restrictions, as described in more detail below; (d) the Company’s initial shareholder has entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder shares in connection with the completion of the Company’s initial Business Combination, (ii) waive their redemption rights with respect to their Founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s public shares in connection with an initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within 18 months from the closing of this offering or during any Extension Period, and (B) with respect to any other provisions relating to shareholders’ rights, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder shares if the Company fails to complete its initial Business Combination within 18 months from the closing of this offering or during any Extension Period, (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame), and (iv) vote any founder shares held by them and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. If the Company submits its initial Business Combination to its public shareholders for a vote, its founder has agreed (and its permitted transferees will agree) to vote their Founder shares, private shares and any public shares purchased during or after this offering in favor of its initial Business Combination. The other members of the Company’s management team have entered into agreements similar to the one entered into by the Company’s Sponsor with respect to any public shares acquired by them in or after this offering.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

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

Going Concern Consideration

As of December 31, 2024, the Company had $1,332,505 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $375,000 under the Promissory Note (as defined in Note 5). The Company repaid the Promissory Note in full shortly after receipt of funds in the operating bank account from the Trust Account. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2024, there were no amounts outstanding under any Working Capital Loan.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,332,505 in cash as of December 31, 2024.

Marketable Securities Held in Trust Account

As of December 31, 2024, all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as marketable securities. Marketable securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information. As of December 31, 2024, the estimated fair value of marketable securities held in Trust Account was $58,605,697.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering cost amounted to $1,845,513, consisting of $862,500 and $522,019 of underwriting commissions which were paid in cash and representative shares (57,500 ordinary shares) at the closing date of the IPO, respectively and $460,994 of other offering costs. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocates offering costs among public shares, public rights based on the relative fair values of public shares and public rights. Accordingly, $1,684,693 was allocated to public shares and charged to temporary equity, and $160,820 was allocated to public rights and charged to shareholders’ equity.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2024
Assets:
Marketable securities held in Trust Account	1	$58,605,697

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

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in-capital over an expected 18-month period, which is the initial period that the Company has to complete a Business Combination.

For the period from January 30, 2024 (inception) through December 31, 2024, the Company recorded accretion of ordinary share subject to redemption value of $1,332,947.

FUTURE VISION II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

Ordinary shares subject to possible redemption reflected in the balance sheet are recorded in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(5,010,612)
Offering costs allocated to redeemable shares	(1,684,693)
Plus:
Accretion of carrying value to redemption value	1,332,947
Ordinary shares subject to possible redemption as of December 31, 2024	$52,137,642

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the period from January 30, 2024 (inception) through December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

For the Period From January 30, 2024 (Inception) Through
December 31, 2024
Net income	$640,343
Less: Accretion of redeemable ordinary shares subject to redemption value	(1,332,947)
Net loss including accretion of redeemable ordinary shares to redemption value	(692,604)

FUTURE VISION II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Period From January 30, 2024 (Inception) Through
	December 31, 2024
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Numerators:
Allocation of net loss	$(392,470)	$(300,134)
Accretion of initial measurement of ordinary shares subject to redemption value	1,332,947	-
Allocation of net income (loss)	$940,477	$(300,134)
Denominators:
Weighted-average ordinary shares outstanding	1,865,327	1,426,476

Basic and diluted net income (loss) per share	$0.50	$(0.21)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the period from January 30, 2024 (inception) through December 31, 2024.

FUTURE VISION II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

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

The Company’s redeemable ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to accrete changes in the redemption value over the period from the date of issuance which is the IPO date. The accretion or remeasurement is treated as a deemed dividend and charged against retained earnings or, in the absence of retained earnings, by charges against paid-in capital.

FUTURE VISION II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

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

The Sponsor has agreed not to transfer, assign or sell their Founder Shares (excluding any units or shares comprising the units acquired in the offering) until the earlier to occur of (a) twelve months after the completion of the Company’s initial business combination and (b) upon completion of the Company’s initial business combination, (x) if the last reported sale price of the Company’s ordinary shares equals or exceeds $12.00 per unit (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the Company’s initial business combination that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of our sponsor, directors and executive officers with respect to any founder shares.

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

The Company had borrowed $375,000 under the Promissory Note with the Sponsor for its IPO. Shortly after completion of the IPO, such amount was fully repaid. As of December 31, 2024, no amounts under the Promissory Note have been drawn.

FUTURE VISION II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

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

As of December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Administrative Services Arrangement

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

For the period from January 30, 2024 (inception) through December 31, 2024, the Company has accrued $36,333 for the service provided by the Sponsor and as of December 31, 2024, the Company had amount due to related parties of $36,333. The amount due to related parties is non-interest bearing and due on demand.

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

As of December 31, 2024, as a result of closing of the IPO and the exercise of the Representative’s Over-Allotment Option on September 13, 2024, there were 7,544,000 ordinary shares issued and outstanding, including 5,750,000 ordinary shares subject to possible redemption.

FUTURE VISION II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

Rights

As of December 31, 2024, there were 5,750,000 public rights and 299,000 private rights include in the Placement Units outstanding. There was no right attached to the Representative Shares. Except in cases where the Company is not the surviving company in a business combination, each holder of a right will receive one-tenth (1/10) of an ordinary share (the “Rights”) upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of our initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share of the Company underlying each right upon consummation of the business combination unless otherwise waived in the course of the business combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

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

On December 31, 2024, as a result of the closing of the IPO and exercise of the Representative’s Over-Allotment Option, there were 1,794,000 ordinary shares issued and outstanding, consisting of 1,437,500 ordinary shares of founder shares, 299,000 ordinary shares from private placement and 57,500 to the underwriter.

FUTURE VISION II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

Note 7 — Commitments & Contingencies

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