Form 10-Q
period 2025-03-31
Future Vision II Acquisition Corp.
filed 2025-05-14
CIK 2010653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of March 31, 2025, there were 7,544,000 ordinary shares, $0.0001 par value issued and outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Balance Sheet as of March 31, 2025 (unaudited) and December 31, 2024	1
Condensed Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2025 and for the period from January 30, 2024 (inception) through March 31, 2024 (unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2025 and for the period from January 30, 2024 (inception) through March 31, 2024 (unaudited)	3
Condensed Statements of Cash Flows for the three months ended March 31, 2025 and for the period from January 30, 2024 (inception) through March 31, 2024 (unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Statements	20
Item 3. Quantitative and Qualitative Disclosure about Market Risks	24
Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27

Signatures	28

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE VISION II ACQUISITION CORP.

CONDENSED BALANCE SHEET

Currency expressed in United States dollars (“US$)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$1,142,445	$1,332,505
Prepaid expenses	66,979	4,980
Total current assets	1,209,424	1,337,485

Non-current assets
Marketable securities held in Trust Account	59,218,058	58,605,697
Total non-current assets	59,218,058	58,605,697

TOTAL ASSETS	$60,427,482	$59,943,182

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$75,000	$75,000
Due to related parties	66,333	36,333
Total current liabilities	141,333	111,333

Total Liabilities	141,333	111,333

Commitments and contingencies (Note 7)

Ordinary shares subject to possible redemption, 5,750,000 shares at March 31, 2025 and December 31, 2024	53,238,240	52,137,642

Shareholders’ Equity:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 1,794,000 shares issued and outstanding (excluding 5,750,000 shares subject to redemption) at March 31, 2025 and December 31, 2024	179	179
Additional paid-in capital	7,047,730	7,694,028
Retained earnings	-	-
Total Shareholders’ Equity	7,047,909	7,694,207
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY	$60,427,482	$59,943,182

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Currency expressed in United States dollars (“US$)

	For the Three Months Ended March 31, 2025	For the Period From January 30, 2024 (Inception) Through March 31, 2024
	(Unaudited)	(Unaudited)
Formation and operating costs	$136,900	$2,091
Administrative fee	30,000	-
Total operating expenses	166,900	2,091

Loss from operations	(166,900)	(2,091)

Other income:
Interest income	8,839	-
Income earned on marketable securities held in Trust Account	612,361	-
Total other income	621,200	-

Income before income taxes	454,300	(2,091)
Income taxes provision	-	-
Net income (loss)	454,300	(2,091)

Other comprehensive income	-	-
Comprehensive income (loss)	$454,300	$(2,091)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,750,000	-
Basic and diluted earnings per ordinary share, redeemable ordinary shares	$0.11	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,794,000	1,250,000
Basic and diluted loss per ordinary share, non-redeemable ordinary shares	$(0.09)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Currency expressed in United States dollars (“US$), except for number of shares

For the Three Months Ended March 31, 2025

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholder’s
	Shares	Amount	Capital	earnings	Equity
Balance as of January 1, 2025	1,794,000	$179	$7,694,028	$-	$7,694,207
Net income	-	-	-	454,300	454,300
Accretion of ordinary share subject to redemption value	-	-	(646,298)	(454,300)	(1,100,598)
Balance as of March 31, 2025 (Unaudited)	1,794,000	$179	$7,047,730	$-	$7,047,909

For the Period From January 30, 2024 (Inception) Through March 31, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 30, 2024 (inception)	-	$-	$-	$-	$-
Founder shares issued to Sponsor	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	(2,091)	(2,091)
Balance as of March 31, 2024 (Unaudited)	1,437,500	$144	$24,856	$(2,091)	$22,909

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

Currency expressed in United States dollars (“US$)

	For the Three Months Ended March 31, 2025	For the Period From January 30, 2024 (Inception) Through March 31, 2024
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$454,300	$(2,091)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(612,361)	-
Changes in operating assets and liabilities:
Prepaid expenses	(61,999)	-
Due to related parties	30,000	-
Net Cash Used in Operating Activities	(190,060)	(2,091)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	-	25,000
Proceeds from issuance of promissory note to related party	-	375,000
Payment of offering costs	-	(170,117)
Net Cash Provided by Financing Activities	-	229,883

Net Change in Cash	(190,060)	227,792
Cash, Beginning of Period	1,332,505	-
Cash, End of Period	$1,142,445	227,792

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accretion of ordinary shares subject to redemption value	1,100,598	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activities through March 31, 2025 have been limited to the Company’s organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2025

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

March 31, 2025

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

On November 28, 2024, the Company, VIWO Technology Inc., a Cayman Islands exempted company (“VIWO”) and Future Vision II Acquisition Merger Subsidiary Corp., a Cayman Islands exempted company and wholly-owned subsidiary of the Company incorporated for the purpose of consummating a business combination (the “Merger Sub”), have agreed to a Business Combination under the terms of a Merger Agreement, pursuant to which the Merger Sub will merge with and into VIWO, with VIWO surviving the merger. As a result, VIWO will be a wholly-owned subsidiary of Future Vision. The former securityholders of VIWO will receive 9,950,250 Future Vision ordinary shares as consideration upon the consummation of the Business Combination (“Consideration Shares”).

On December 10, 2024, the parties entered into Amendment No. 1 to the Merger Agreement requiring the Company to cause VIWO shareholders to enter into a lock up agreement with respect to the Consideration Shares to be received by the VIWO shareholders after the consummation of the Business Combination.

Going Concern Consideration

As of March 31, 2025, the Company had $1,142,445 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $375,000 under the Promissory Note (as defined in Note 5). The Company repaid the Promissory Note in full shortly after receipt of funds in the operating bank account from the Trust Account. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2025, there were no amounts outstanding under any Working Capital Loan.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2025

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and disclosures necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments which are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period from January 30, 2024 (inception) through December 31, 2024 as filed with the SEC on March 5, 2025.

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

March 31, 2025

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,142,445 and $1,332,505 in cash as of March 31, 2025 and December 31, 2024, respectively.

Marketable Securities Held in Trust Account

As of March 31, 2025 and December 31, 2024, all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as marketable securities. Marketable securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income earned on marketable securities held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information. As of March 31, 2025 and December 31, 2024, the estimated fair value of marketable securities held in Trust Account was $59,218,058 and $58,605,697, respectively.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering cost amounted to $1,845,513, consisting of $862,500 and $522,019 of underwriting commissions which were paid in cash and representative shares (57,500 ordinary shares) at the closing date of the IPO, respectively and $460,994 of other offering costs. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocates offering costs among public shares, public rights based on the relative fair values of public shares and public rights. Accordingly, $1,684,693 was allocated to public shares and charged to ordinary shares subject to possible redemption, and $160,820 was allocated to public rights and charged to shareholders’ equity.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2025

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2025	December 31, 2024
	(Unaudited)
Assets:
Marketable securities held in Trust Account	1	$59,218,058	$58,605,697

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2025

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

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a deemed dividend and charges against retained earnings or, in the absence of retained earnings, by charges against additional paid-in capital, over an expected 18-month period, which is the initial period that the Company has to complete a Business Combination.

For the three months ended March 31, 2025, the Company recorded accretion of ordinary share subject to redemption value of $1,100,598.

As of March 31, 2025, the ordinary shares subject to possible redemption reflected in the condensed balance sheet are recorded in the following table:

Ordinary shares subject to possible redemption as of January 1, 2025	$52,137,642
Plus:
Accretion of carrying value to redemption value	1,100,598
Ordinary shares subject to possible redemption as of March 31, 2025 (Unaudited)	$53,238,240

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2025

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations and comprehensive income (loss) include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three months ended March 31, 2025 and for the period from January 30, 2024 (inception) through March 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Earnings (loss) per share presented in the unaudited condensed statements of operations and comprehensive income (loss) is based on the following:

	For the Three Months Ended	For the Period From January 30, 2024 (Inception) Through
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Net income (loss)	$454,300	$(2,091)
Less: Accretion of redeemable ordinary shares to redemption value	(1,100,598)	-
Net loss including accretion of redeemable ordinary shares to redemption value	(646,298)	(2,091)

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2025

Earnings (loss) per share presented in the unaudited condensed statement of operations and comprehensive income (loss) is based on the following:

	For the Three Months Ended		For the Period From January 30, 2024 (Inception) Through
	March 31, 2025		March 31, 2024
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(492,605)	$(153,693)	$-	$(2,091)
Accretion of redeemable ordinary shares to redemption value	1,100,598	-	-	-
Allocation of net income (loss)	$607,993	$(153,693)	$-	$(2,091)
Denominators:
Weighted-average ordinary shares outstanding	5,750,000	1,794,000	-	1,250,000

Basic and diluted earnings (loss) per share	$0.11	$(0.09)	$-	$(0.00)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2025

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the three months ended March 31, 2025 and for the period from January 30, 2024 (inception) through March 31, 2024.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2025 and concluded that there was no material impact on its financial statements and disclosures.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2025

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

The Company’s redeemable ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to accrete changes in the redemption value over the period from the date of issuance which is the IPO date. The accretion or remeasurement is treated as a deemed dividend and charges against retained earnings or, in the absence of retained earnings, by charges against additional paid-in capital.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2025

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

For the period from January 30, 2024 (inception) through March 31, 2024, the Company had borrowed $375,000 under the Promissory Note with the Sponsor for its IPO. Shortly after completion of the IPO, such amount was fully repaid.

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

For the three months ended March 31, 2025 and for the period from January 30, 2024 (inception) through March 31, 2024, the Company had no borrowings under the Working Capital Loans.

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

For the three months ended March 31, 2025, the Company has accrued $30,000 for the service provided by the Sponsor.

As of March 31, 2025 and December 31, 2024, the balance of amount due to a related party were $66,333 and $36,333, respectively.

Note 6 — Shareholder’s Equity

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. On January 30, 2024, the Company issued 10,000 ordinary shares to the Sponsor for an aggregate purchase price of $1. On February 27, 2024, the Company issued 1,437,500 ordinary shares to the Sponsor including an aggregate of 187,500 shares that are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial shareholder will own 20% of the Company’s issued and outstanding ordinary shares (excluding the Placement shares and Representative shares (as described below) and assuming the initial shareholder does not purchase any shares in the IPO). Meanwhile, the Sponsor irrevocably surrendered to the Company for cancellation and for nil consideration 10,000 ordinary shares.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2025

On September 13, 2024, the Company consummated its IPO of 5,000,000 units at $10.00 per Unit, with the exercise of the underwriter’s over-allotment option of 750,000 units, generating gross proceeds of $57,500,000. As a result, the 187,500 ordinary shares of founder shares were no longer subject to forfeiture.

Simultaneously with the consummation of the closing of the IPO, the Company issued 299,000 ordinary shares to the Sponsor in the private placement.

On September 13, 2024, the Company issued 57,500 Representative Shares to the representative of the underwriters (and/or its designees) as part of the underwriting compensation. The representative shares have deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110I(1). Pursuant to FINRA Rule 5110I(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales in this offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following September 13, 2024 except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

As of March 31, 2025 and December 31, 2024, as a result of closing of the IPO, the exercise of the Representative’s Over-Allotment Option and the sales of Placement Units in the private placement, there were 7,544,000 ordinary shares issued and outstanding, including 5,750,000 ordinary shares subject to possible redemption, which are classified as temporary equity, and 1,794,000 ordinary shares. 1,794,000 ordinary shares issued and outstanding, consisting of 1,437,500 ordinary shares of founder shares, 299,000 ordinary shares from private placement and 57,500 ordinary shares to the underwriter.

Rights

As of March 31, 2025 and December 31, 2024, there were 5,750,000 public rights included in the Public Units and 299,000 private rights include in the Placement Units outstanding. There was no right attached to the Representative Shares. Except in cases where the Company is not the surviving company in a business combination, each holder of a right will receive one-tenth (1/10) of an ordinary share (the “Rights”) upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of our initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share of the Company underlying each right upon consummation of the business combination unless otherwise waived in the course of the business combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2025

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

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides on resource allocation based on the net income or loss reported on the statement of operations and comprehensive income (loss). The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
Cash	$1,142,445	$1,332,505
Marketable securities held in Trust Account	$59,218,058	$58,605,697

	For the Three Months Ended March 31, 2025	For the Period From January 30, 2024 (Inception) Through March 31, 2024
	(Unaudited)	(Unaudited)
Operating expenses	$166,900	$2,091
Income earned on marketable securities held in Trust Account	$612,361	$-

FUTURE VISION II ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2025

The CODM reviews income earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating expenses, as reported on the statements of operations and comprehensive income (loss), are the significant segment expenses provided to the CODM on a regular basis.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date of these unaudited condensed financial statements were issued. Other than as described in the unaudited condensed financial statements, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Future Vision,” “our,” “us” or “we” refer to Future Vision II Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward- looking statements that involve risks and uncertainties.

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

Simultaneously with the consummation of the closing of the IPO, we consummated a private placement of an aggregate of 299,000 units to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $2,990,000.

Following the closing of the IPO on September 13, 2024, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (“Trust Account”) and established for the benefit of our public shareholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee.

Currently, we have no revenue, have had losses since inception from incurring formation and operating costs and have had no operations other than identifying and evaluating suitable acquisition transaction candidates, including with VIWO Technology Inc. We have relied upon the working capital available to us following the consummation of the IPO and the Private Placement to fund our operations, as well as the funds loaned by the Sponsor, our officers, directors or their affiliates. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three months ended March 31, 2025, we had a net income of $454,300, which consisted of income earned on marketable securities held in trust account of $612,361, interest income earned on bank accounts of $8,839 and operating expenses of $166,900.

For the period from January 30, 2024 (inception) through March 31, 2024, we incurred a net loss of $2,091, which related to formation and operating expenses of $2,091.

Liquidity and Capital Resources

For the three months ended March 31, 2025, cash used in operating activities was $190,060. As of March 31, 2025, we had cash of $1,142,445 available for working capital needs and marketable securities held in Trust Account of 59,218,058. All marketable securities are held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of March 31, 2025, none of the amount on marketable securities in the Trust Account was available to be withdrawn as described above.

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

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is more than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of March 31, 2025, we had cash of $1,142,445 and a working capital of $1,068,091. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is funds loaned from our Sponsor, officers, directors or their affiliates. In addition, if we are unable to complete a business combination by March 31, 2026 (or up to September 30, 2026 if extended) (“Combination Period”), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of March 31, 2025, we have no obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to pay the underwriters a deferred underwriting commission equal to 1.0% of the gross proceeds of the IPO, or $575,000, which will be paid to the underwriters in cash from the funds held in the Trust Account, and 28,750 representative shares, which will be issued at the consummation of a Business Combination.

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

Critical Accounting Policies and Estimates

In preparing the financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a deemed dividend and charges against retained earnings or, in the absence of retained earnings, by charges against additional paid-in-capital over an expected 18-month period, which is the initial period that the Company has to complete a Business Combination.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 on January 1, 2025 and concluded that there was no material impact on our financial statements and disclosures.

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

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the registration statements on Form S-1 and the annual report on Form 10-K for our IPO filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the previously disclosed risk factors.

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

Simultaneously with the consummation of the closing of the IPO, we consummated a private placement of an aggregate of 299,000 units to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $2,990,000. The Private Units are identical to the Units sold in the IPO except that the holder has agreed not to transfer, assign, or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination. The sponsor was granted certain demand and piggy-back registration rights in connection with the purchase of the Private Units. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On September 13, 2024, a total of $57,787,500 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the public shareholders. For the three months ended March 31, 2025, income earned on marketable securities held in Trust Account were $612,361. As of March 31, 2025, the fair value of marketable securities held in Trust Account of $59,218,058.

Transaction costs of the Initial Public Offering with the exercise of the over-allotment amounted to $1,845,513, consisting of $862,500 of underwriting commissions, which were paid in cash and $522,019 of underwriting commissions, which were paid in representative shares (57,500 ordinary shares), at the closing date of the IPO, respectively, and $460,994 of other offering costs.

Meanwhile, pursuant the underwriting agreement, 1.0% of the gross proceeds of the IPO, or $575,000, will be paid in cash, and 28,750 representative shares will be issued, both of which as the deferred underwriting commission at the consummation of a Business Combination.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

Dated: May 14, 2025	FUTURE VISION II ACQUISITION CORP.

	By:	/s/ Chen Caihong
	Name:	Chen Caihong
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)