Form 10-Q
period 2025-06-30
Future Vision II Acquisition Corp.
filed 2025-08-08
CIK 2010653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2025, there were 7,544,000 ordinary shares, $0.0001 par value issued and outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheet as of June 30, 2025 (unaudited) and December 31, 2024	1
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2025 and for the period from January 30, 2024 (inception) through June 30, 2024 and for three months ended June 30, 2025 and 2024 (unaudited)	2
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2025 and for three months ended June 30, 2025 and 2024 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and for the period from January 30, 2024 (inception) through June 30, 2024 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Statements	21
Item 3. Quantitative and Qualitative Disclosure about Market Risks	26
Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28

Signatures	29

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE VISION II ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

Currency expressed in United States dollars (“US$)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$1,115,263	$1,332,505
Prepaid expenses	45,958	4,980
Deferred offering costs	16,000	-
Total current assets	1,177,221	1,337,485

Non-current assets
Marketable securities held in Trust Account	59,832,494	58,605,697
Total non-current assets	59,832,494	58,605,697

TOTAL ASSETS	$61,009,715	$59,943,182

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$75,000	$75,000
Due to related parties	96,666	36,333
Total current liabilities	171,666	111,333

Total Liabilities	171,666	111,333

Commitments and contingencies (Note 7)	-	-

Ordinary shares subject to possible redemption, 5,750,000 shares at June 30, 2025 and December 31, 2024	56,546,963	52,137,642

Shareholders’ Equity:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 1,794,000 shares issued and outstanding (excluding 5,750,000 shares subject to redemption) at June 30, 2025 and December 31, 2024	179	179
Additional paid-in capital	4,290,907	7,694,028
Retained earnings	-	-
Total Shareholders’ Equity	4,291,086	7,694,207
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY	$61,009,715	$59,943,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Currency expressed in United States dollars (“US$)

	For the Three Months Ended		For the Six Months Ended	For the Period From January 30, 2024 (Inception) Through
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and operating costs	$40,504	$2,637	$177,404	$4,728
Administrative fee	30,333	-	60,333	-
Total operating expenses	70,837	2,637	237,737	4,728

Loss from operations	(70,837)	(2,637)	(237,737)	(4,728)

Other income:
Interest income	8,301	-	17,140	-
Income earned on marketable securities held in Trust Account	614,436	-	1,226,797	-
Total other income	622,737	-	1,243,937	-

Income before income taxes	551,900	(2,637)	1,006,200	(4,728)
Income taxes provision	-	-	-	-
Net income (loss)	551,900	(2,637)	1,006,200	(4,728)

Other comprehensive income	-	-	-	-
Comprehensive income (loss)	$551,900	$(2,637)	$1,006,200	$(4,728)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,750,000	-	5,750,000	-
Basic and diluted earnings per ordinary share, redeemable ordinary shares	$0.21	$-	$0.32	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,794,000	1,250,000	1,794,000	1,250,000
Basic and diluted loss per ordinary share, non-redeemable ordinary shares	$(0.37)	$(0.00)	$(0.45)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Currency expressed in United States dollars (“US$), except for number of shares

For the Three and Six Months Ended June 30, 2025

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	earnings	Equity
Balance as of January 1, 2025	1,794,000	$179	$7,694,028	$-	$7,694,207
Net income	-	-	-	454,300	454,300
Accretion of ordinary share subject to redemption value	-	-	(646,298)	(454,300)	(1,100,598)
Balance as of March 31, 2025 (Unaudited)	1,794,000	$179	$7,047,730	$-	$7,047,909
Net income	-	-	-	551,900	551,900
Accretion of ordinary share subject to redemption value	-	-	(2,756,823)	(551,900)	(3,308,723)
Balance as of June 30, 2025 (Unaudited)	1,794,000	$179	$4,290,907	$-	$4,291,086

For the Period From January 30, 2024 (Inception) Through June 30, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 30, 2024 (inception)	-	$-	$-	$-	$-
Founder shares issued to Sponsor	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	(2,091)	(2,091)
Balance as of March 31, 2024 (Unaudited)	1,437,500	$144	$24,856	$(2,091)	$22,909
Net loss	-	-	-	(2,637)	(2,637)
Balance as of June 30, 2024 (Unaudited)	1,437,500	$144	$24,856	$(4,728)	$20,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Currency expressed in United States dollars (“US$)

	For the Six Months Ended June 30, 2025	For the Period From January 30, 2024 (Inception) Through June 30, 2024
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$1,006,200	$(4,728)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(1,226,797)	-
Changes in operating assets and liabilities:
Prepaid expenses	(40,978)	-
Due to related parties	60,333	-
Net Cash Used in Operating Activities	(201,242)	(4,728)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	-	25,000
Proceeds from issuance of promissory note to related party	-	375,000
Payment of offering costs	(16,000)	(208,338)
Net Cash Provided by (Used in) Financing Activities	(16,000)	191,662

Net Change in Cash	(217,242)	186,934
Cash, Beginning of Period	1,332,505	-
Cash, End of Period	$1,115,263	186,934

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accretion of ordinary shares subject to redemption value	4,409,321	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activities through June 30, 2025 have been limited to the Company’s organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s founder and sponsor is HWei Super Speed Co. Ltd., a British Virgin Island business company with limited liability (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 11, 2024. On September 13, 2024, the Company consummated its Initial Public Offering of 5,000,000 units (the “Units” and, with respect to the Ordinary Shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $50,000,000 (the “Initial Public Offering”, or “IPO”), and incurring offering costs of $1,845,513. The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the Initial Public Offering price to cover over-allotments, if any. As of September 13, 2024, the over-allotment option was exercised, generating gross proceeds of $7,500,000 and deposited into the Trust Account. Meanwhile, 57,500 ordinary shares were issued to the underwriter at the closing of the IPO as representative shares (the “Representative Shares”), and 28,750 representative shares will be issued as the deferred underwriting commission at the consummation of a Business Combination.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.05 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. The ordinary shares subject to redemption is recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have only 18 months from the closing of the Initial Public Offering or during any Extension Period to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the 18 months from the closing of this offering or during any Extension Period.

The Founder shares except as described below, are identical to the ordinary shares included in the units being sold in this offering, and holders of Founder shares have the same shareholder rights as public shareholders, except that (a) prior to the initial Business Combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of the founder shares may remove a member of the board of directors for any reason; (b) in a vote to continue the company in a jurisdiction outside of the Cayman Islands, holders of founder shares will have ten votes for every founder share and holders of ordinary shares will have one vote for every ordinary share; (c) the Founder shares are subject to certain transfer restrictions, as described in more detail below; (d) the Company’s initial shareholder has entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder shares in connection with the completion of the Company’s initial Business Combination, (ii) waive their redemption rights with respect to their Founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s second amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s public shares in connection with an initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within 18 months from the closing of this offering or during any Extension Period, and (B) with respect to any other provisions relating to shareholders’ rights, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder shares if w the Company fails to complete its initial Business Combination within 18 months from the closing of this offering or during any Extension Period, (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame), and I are entitled to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, its founder has agreed (and its permitted transferees will agree) to vote their Founder shares, private placement shares and any public shares purchased during or after this offering in favor of its initial Business Combination. The other members of the Company’s management team have entered into agreements similar to the one entered into by the Company’s Sponsor with respect to any public shares acquired by them in or after this offering.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

On November 28, 2024, the Company, VIWO Technology Inc., a Cayman Islands exempted company (“VIWO”) and Future Vision II Acquisition Merger Subsidiary Corp., a Cayman Islands exempted company and wholly-owned subsidiary of the Company incorporated for the purpose of consummating a Business Combination (the “Merger Sub”), have agreed to a Business Combination under the terms of a Merger Agreement, pursuant to which the Merger Sub will merge with and into VIWO, with VIWO surviving the merger. As a result, VIWO will be a wholly-owned subsidiary of Future Vision. The former securityholders of VIWO will receive 9,950,250 VIWO ordinary shares valued at $100 million equal to approximately 54.89% of the ordinary shares issued and outstanding of VIWO as consideration upon the consummation of the Business Combination (“Consideration Shares”).The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

The Company filed a Form 8-K with the SEC on November 29, 2024 to announce the Merger Agreement.

On December 10, 2024, the parties entered into Amendment No. 1 to the Merger Agreement requiring the Company to cause VIWO shareholders to enter into a lock up agreement with respect to the Consideration Shares to be received by the VIWO shareholders after the consummation of the Business Combination.

The Company filed a Form 8-K with the SEC on December 11, 2024 to announce Amendment No. 1 to the Merger Agreement.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Going Concern Consideration

As of June 30, 2025, the Company had $1,115,263 of cash in its operating bank account, and working capital of $1,005,555.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company currently has no commitments to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company initially has until March 13,2026 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that Business Combination might not be completed within the 12-month period from the issuance date of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the need to receive additional financing raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and disclosures necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period from January 30, 2024 (inception) through December 31, 2024 as filed with the SEC on March 5, 2025.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Future Vision II Acquisition Merger Subsidiary Corp, a Cayman Islands exempted company which was formed in November 12, 2024 for the purpose of consummating a Business Combination. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Emerging Growth Company Status

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from these estimates. Significant estimates made by management in the condensed consolidated financial statements include, but are not limited to, the fair value of public rights and the redemption value of redeemable shares.

Cash

Cash includes demand deposits with banks that the company may deposit additional funds at any time and also effectively may withdraw funds at any time without prior notice or penalty.

Marketable Securities Held in Trust Account

As of June 30, 2025 and December 31, 2024, all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as marketable securities. Marketable securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income earned on marketable securities held in Trust Account in the condensed statement of operations and comprehensive income (loss). The estimated fair values of marketable securities held in Trust Account are determined using available market information. As of June 30, 2025 and December 31, 2024, the estimated fair value of marketable securities held in Trust Account was $59,832,494 and $58,605,697, respectively. For the three and six months ended June 30, 2025, the Company recorded income earned on investments held in Trust Account of $614,436 and $1,226,797, respectively.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000 and marketable securities held in Trust Account. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO or the proposed offering of Consideration Shares in connection with the Business Combination and that will be charged to shareholder’s equity upon the completion of the offering. Should the offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature. The carrying amounts reported in the condensed balance sheet for cash, accounts payable and accrued expenses and due to related parties each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Marketable securities held in Trust Account	1	$59,832,494	$58,605,697

Ordinary Shares Subject to Possible Redemption

All of the 5,750,000 Ordinary Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation as disclosed in Note 1.

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

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., Rights), the initial carrying value of ordinary shares, net of allocated offering cost, has been classified as temporary equity, and has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected the accretion method (i) to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in capital, over an expected 18-month period, which is the initial period that the Company has to complete a Business Combination.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

For the six months ended June 30, 2025, the Company recorded accretion of ordinary share subject to redemption value of $4,409,321. For the three months ended June 30, 2025, the Company recorded accretion of ordinary share subject to redemption value of $3,308,723.

As of June 30, 2025, the ordinary shares subject to possible redemption reflected in the condensed balance sheet are recorded in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(5,010,612)
Offering costs allocated to redeemable shares	(1,684,693)
Plus:
Accretion of carrying value to redemption value	1,332,947
Ordinary shares subject to possible redemption as of December 31, 2024	$52,137,642
Plus:
Accretion of carrying value to redemption value	4,409,321
Ordinary shares subject to possible redemption as of June 30, 2025 (Unaudited)	$56,546,963

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations and comprehensive income (loss) include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the six months ended June 30, 2025 and for the period from January 30, 2024 (inception) through June 30, 2024, and for the three months ended June 30, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Earnings (loss) per share presented in the unaudited condensed statements of operations and comprehensive income (loss) is based on the following:

	For the Three Months Ended		For the Six Months Ended	For the Period From January 30, 2024 (Inception) Through
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$551,900	$(2,637)	$1,006,200	$(4,728)
Less: Accretion of redeemable ordinary shares to redemption value	(3,308,723)	-	(4,409,321)	-
Net loss including accretion of redeemable ordinary shares to redemption value	$(2,756,823)	$(2,637)	$(3,403,121)	$(4,728)

Earnings (loss) per share presented in the unaudited condensed statement of operations and comprehensive income (loss) is based on the following:

	For the Three Months Ended
	June 30, 2025		June 30, 2024
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(2,101,237)	$(655,586)	$-	$(2,637)
Accretion of redeemable ordinary shares to redemption value	3,308,723	-	-	-
Allocation of net income (loss)	$1,207,486	$(655,586)	$-	$(2,637)
Denominators:
Weighted-average ordinary shares outstanding	5,750,000	1,794,000	-	1,250,000

Basic and diluted earnings (loss) per share	$0.21	$(0.37)	$-	$(0.00)

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

	For the Six Months Ended		For the Period From January 30, 2024 (Inception) Through
	June 30, 2025		June 30, 2024
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(2,593,842)	$(809,279)	$-	$(4,728)
Accretion of redeemable ordinary shares to redemption value	4,409,321	-	-	-
Allocation of net income (loss)	$1,815,479	$(809,279)	$-	$(4,728)
Denominators:
Weighted-average ordinary shares outstanding	5,750,000	1,794,000	-	1,250,000

Basic and diluted earnings (loss) per share	$0.32	$(0.45)	$-	$(0.00)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

There is currently no taxation imposed on income by the Government of the Cayman Islands for the six months ended June 30, 2025 and for the period from January 30, 2024 (inception) through June 30, 2024, and for the three months ended June 30, 2025 and 2024.

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

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Under ASU 2024-03, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company’s management does not believe the adoption of ASU 2024-03 will have a material impact on its financial statements and disclosures.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

All of the 5,750,000 public shares sold as part of the Public Units in the IPO contain a redemption feature and the Company has classified related proceeds in temporary equity as disclosed in Note 2.

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

(i) Founder Shares

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

(ii) Promissory Note — Related Party

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

For the period from January 30, 2024 (inception) through June 30, 2024, the Company had borrowed $375,000 under the Promissory Note with the Sponsor for its IPO. Shortly after completion of the IPO, such amount was fully repaid.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(iii) Working Capital Loans

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

For the six months ended June 30, 2025 and for the period from January 30, 2024 (inception) through June 30, 2024, the Company had no borrowings under the Working Capital Loans.

(iv) Administrative Services Arrangement

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

For the six and three months ended June 30, 2025, the Company has accrued $60,333 and $30,333 for the service provided by the Sponsor, respectively.

As of June 30, 2025 and December 31, 2024, the balance of amount due to a related party were $96,666 and $36,333, respectively.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

As of June 30, 2025 and December 31, 2024, as a result of closing of the IPO, the exercise of the Representative’s Over-Allotment Option and the sales of Placement Units in the private placement, there were 7,544,000 ordinary shares issued and outstanding, including 5,750,000 ordinary shares subject to possible redemption, which are classified as temporary equity, and 1,794,000 ordinary shares. 1,794,000 ordinary shares issued and outstanding, consisting of 1,437,500 ordinary shares of founder shares, 299,000 ordinary shares from private placement and 57,500 ordinary shares to the underwriter.

Rights

As of June 30, 2025 and December 31, 2024, there were 5,750,000 public rights included in the Public Units and 299,000 private rights include in the Placement Units outstanding. There was no right attached to the Representative Shares. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will receive one-tenth (1/10) of an ordinary share (the “Rights”) upon consummation of the initial Business Combination. In the event the Company will not be the surviving company upon completion of our initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share of the Company underlying each right upon consummation of the Business Combination unless otherwise waived in the course of the Business Combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Rights, and the Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of an initial Business Combination. Accordingly, the Rights may expire worthless.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

The CODM assesses performance for the single segment and decides on resource allocation based on the net income or loss reported on the statement of operations and comprehensive income (loss). The measure of segment assets is reported on the condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30, 2025	December 31, 2024
	(Unaudited)
Cash	$1,115,263	$1,332,505
Marketable securities held in Trust Account	$59,832,494	$58,605,697

	For the Three Months Ended		For the Six Months Ended	For the Period From January 30, 2024 (Inception) Through
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses	$70,837	$2,637	$237,737	$4,728
Income earned on marketable securities held in Trust Account	$614,436	$-	$1,226,797	$-

FUTURE VISION II ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025

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

Assets Information

All of the Company’s operating long-lived assets, including marketable securities held in Trust Account, were located in U.S. as of June 30, 2025 and December 31, 2024.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date of these unaudited condensed consolidated financial statements were issued. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

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

For the six months ended June 30, 2025, we had a net income of $1,006,200, which consisted of income earned on marketable securities held in trust account of $1,226,797, interest income earned on bank accounts of $17,140 and operating expenses of $237,737.

For the period from January 30, 2024 (inception) through June 30, 2024, we incurred a net loss of $4,728, which related to formation and operating expenses of $4,728.

For the three months ended June 30, 2025, we had a net income of $551,900, which consisted of income earned on marketable securities held in trust account of $614,436, interest income earned on bank accounts of $8,301 and operating expenses of $70,837.

For the three months ended June 30, 2024, we incurred a net loss of $2,637, which related to formation and operating expenses of $2,637.

Liquidity and Capital Resources

For the six months ended June 30, 2025, cash used in operating activities was $201,242 and cash used in financing activities was $16,000. As of June 30, 2025, we had cash of $1,115,263 available for working capital needs and marketable securities held in Trust Account of 59,832,494. All marketable securities are held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem the ordinary shares. As of June 30, 2025, none of the amount on marketable securities in the Trust Account was available to be withdrawn as described above.

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

As of June 30, 2025, we had cash of $1,115,263 and a working capital of $1,005,555. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is funds loaned from our Sponsor, officers, directors or their affiliates. In addition, if we are unable to complete a Business Combination by March 31, 2026 (or up to September 30, 2026 if extended) (“Combination Period”), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of June 30, 2025, we have no obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of the financial statements, and revenue and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Management bases their estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements.

Some of these estimates and assumptions are inherently subjective and involve significant judgment, making them critical to our reported financial position and results of operations.

A critical accounting estimate is one that:

●	Involves complex or subjective judgments or estimates about matters that are inherently uncertain; and

●	Could materially affect our financial results if actual results differ from those estimates.

Management regularly evaluates these estimates based on historical experience, current conditions, and other factors. However, actual results could differ materially from those estimates.

The critical accounting estimate determined by the Company is as follows:

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

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., Rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected the accretion method (i) to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, by a charge against additional paid-in-capital over an expected 18-month period, which is the initial period that the Company has to complete a Business Combination.

For the three months ended June 30, 2025, the Company reassessed the estimation of redemption value to more accurately reflect the terms of the related share agreements and articles of association, which has affected the earnings per share and accretion to redemption value of the shares subject to possible redemption for the three months ended June 30, 2025 as compared with the three months ended March 31, 2025.

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

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Under ASU 2024-03, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. Our management does not believe the adoption of ASU 2024-03 will have a material impact on our financial statements and disclosures.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

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

On September 13, 2024, a total of $57,787,500 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the public shareholders. For the six and three months ended June 30, 2025, income earned on marketable securities held in Trust Account were $1,226,797 and $614,436. As of June 30, 2025, the fair value of marketable securities held in Trust Account of $59,832,494.

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

Dated: August 8, 2025	FUTURE VISION II ACQUISITION CORP.

	By:	/s/ Chen Caihong
	Name:	Chen Caihong
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)