Form 10-Q
period 2025-09-30
Future Vision II Acquisition Corp.
filed 2025-10-31
CIK 2010653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of September 30, 2025, there were 7,544,000 ordinary shares, $0.0001 par value issued and outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheet as of September 30, 2025 (unaudited) and December 31, 2024	1
Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2025 and for the period from January 30, 2024 (inception) through September 30, 2024 and for the three months ended September 30, 2025 and 2024 (unaudited)	2
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2025 and for the period from January 30, 2024 (inception) through September 30, 2024 and for the three months ended September 30, 2025 and 2024 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and for the period from January 30, 2024 (inception) through September 30, 2024 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Statements	21
Item 3. Quantitative and Qualitative Disclosure about Market Risks	25
Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28

Signatures	29

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE VISION II ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

Currency expressed in United States dollars (“US$”)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$1,108,123	$1,332,505
Prepaid expenses	22,250	4,980
Deferred offering costs	16,000	-
Total current assets	1,146,373	1,337,485

Non-current assets
Marketable securities held in Trust Account	60,451,218	58,605,697
Total non-current assets	60,451,218	58,605,697

TOTAL ASSETS	$61,597,591	$59,943,182

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$75,000	$75,000
Due to related parties	127,333	36,333
Total current liabilities	202,333	111,333

Total Liabilities	202,333	111,333

Commitments and contingencies (Note 7)	-	-

Ordinary shares subject to possible redemption, 5,750,000 shares at September 30, 2025 and December 31, 2024	58,339,547	52,137,642

Shareholders’ Equity:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 1,794,000 shares issued and outstanding (excluding 5,750,000 shares subject to redemption) at September 30, 2025 and December 31, 2024	179	179
Additional paid-in capital	3,055,532	7,694,028
Retained earnings	-	-
Total Shareholders’ Equity	3,055,711	7,694,207
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY	$61,597,591	$59,943,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Currency expressed in United States dollars (“US$”)

	For the Three Months Ended		For the Nine Months Ended	For the Period From January 30, 2024 (Inception) Through
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and operating costs	$38,549	$918	$215,953	$5,646
Administrative fee	30,667	5,667	91,000	5,667
Total operating expenses	69,216	6,585	306,953	11,313

Loss from operations	(69,216)	(6,585)	(306,953)	(11,313)

Other income:
Interest income	7,701	712	24,841	712
Income earned on marketable securities held in Trust Account	618,724	147,779	1,845,521	147,779
Total other income	626,425	148,491	1,870,362	148,491

Income before income taxes	557,209	141,906	1,563,409	137,178
Income taxes provision	-	-	-	-
Net income	557,209	141,906	1,563,409	137,178

Other comprehensive income	-	-	-	-
Comprehensive income	$557,209	$141,906	$1,563,409	$137,178

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,750,000	1,074,176	5,750,000	400,615
Basic and diluted earnings per ordinary share, redeemable ordinary shares	$0.15	$0.14	$0.46	$0.40
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,794,000	1,351,626	1,794,000	1,287,902
Basic and diluted loss per ordinary share, non-redeemable ordinary shares	$(0.16)	$(0.01)	$(0.61)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Currency expressed in United States dollars (“US$”), except for number of shares

For the Three and Nine Months Ended September 30, 2025

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	earnings	Equity
Balance as of January 1, 2025	1,794,000	$179	$7,694,028	$-	$7,694,207
Net income	-	-	-	454,300	454,300
Accretion of ordinary share subject to redemption value	-	-	(646,298)	(454,300)	(1,100,598)
Balance as of March 31, 2025 (Unaudited)	1,794,000	$179	$7,047,730	$-	$7,047,909
Net income	-	-	-	551,900	551,900
Accretion of ordinary share subject to redemption value	-	-	(2,756,823)	(551,900)	(3,308,723)
Balance as of June 30, 2025 (Unaudited)	1,794,000	$179	$4,290,907	$-	$4,291,086
Net income	-	-	-	557,209	557,209
Accretion of ordinary share subject to redemption value	-	-	(1,235,375)	(557,209)	(1,792,584)
Balance as of September 30, 2025 (Unaudited)	1,794,000	$179	$3,055,532	$-	$3,055,711

For the Period From January 30, 2024 (Inception) Through September 30, 2024 and
for the Three Months Ended September 30, 2024

	Ordinary Shares		Additional Paid-in	(Accumulated Deficit)/ Retained	Total Shareholder’s
	Shares	Amount	Capital	earnings	Equity
Balance as of January 30, 2024 (inception)	-	$-	$-	$-	$-
Founder shares issued to Sponsor	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	(2,091)	(2,091)
Balance as of March 31, 2024 (Unaudited)	1,437,500	$144	$24,856	$(2,091)	$22,909
Net loss	-	-	-	(2,637)	(2,637)
Balance as of June 30, 2024 (Unaudited)	1,437,500	$144	$24,856	$(4,728)	$20,272
Proceeds allocated to Public Rights	-	-	5,010,612	-	5,010,612
Sale of private placement shares	299,000	30	2,989,970	-	2,990,000
Issuance of representative shares	57,500	5	522,014	-	522,019
Underwriters’ discount	-	-	(1,384,519)	-	(1,384,519)
Other offering expenses	-	-	(460,994)	-	(460,994)
Accretion of ordinary share subject to redemption value	-	-	(164,960)	-	(164,960)
Net income	-	-	-	141,906	141,906
Balance as of September 30, 2024 (Unaudited)	1,794,000	$179	$6,536,979	$137,178	$6,674,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Currency expressed in United States dollars (“US$”)

	For the Nine Months Ended September 30, 2025	For the Period From January 30, 2024 (Inception) Through September 30, 2024
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income	$1,563,409	$137,178
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(1,845,521)	(147,779)
Changes in operating assets and liabilities:
Prepaid expenses	(17,270)	(9,769)
Due to related parties	91,000	5,667
Net Cash Used in Operating Activities	(208,382)	(14,703)

Cash Flows from Investing Activities:
Purchase of marketable securities held in Trust Account	-	(57,787,500)
Net Cash Used in Investing Activities	-	(57,787,500)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	-	25,000
Proceeds from issuance of promissory note to related party	-	375,000
Repayment of promissory note to related party	-	(375,000)
Proceeds from sale of public units through public offerings, net of underwriters’ discount	-	56,637,500
Proceeds from ordinary shares issued in private placement	-	2,990,000
Payment of offering costs	(16,000)	(385,994)
Net Cash Provided by (Used in) Financing Activities	(16,000)	59,266,506

Net Change in Cash	(224,382)	1,464,303
Cash, Beginning of Period	1,332,505	-
Cash, End of Period	$1,108,123	$1,464,303

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$-	$75,000
Representative shares issued and charged to offering costs	$-	$522,019
Accretion of ordinary shares subject to redemption value	$6,201,905	$164,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activities through September 30, 2025 have been limited to the Company’s organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

September 30, 2025

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

September 30, 2025

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

The Company filed a Form 8-K with the SEC on December 11, 2024 to announce Amendment No. 1 to the Merger Agreement.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Going Concern Consideration

As of September 30, 2025, the Company had $1,108,123 of cash in its operating bank account, and working capital of $944,040.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and disclosures necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other future period.

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

September 30, 2025

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

Marketable Securities Held in Trust Account

As of September 30, 2025 and December 31, 2024, all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as marketable securities. Marketable securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income earned on marketable securities held in Trust Account in the condensed statement of operations and comprehensive income. The estimated fair values of marketable securities held in Trust Account are determined using available market information. As of September 30, 2025 and December 31, 2024, the estimated fair value of marketable securities held in Trust Account was $60,451,218 and $58,605,697, respectively. For the three months ended September 30, 2025 and 2024, the Company recorded income earned on investments held in Trust Account of $618,724 and $147,779, respectively. For the nine months ended September 30, 2025 and for the period from January 30, 2024 (inception) through September 30, 2024, the Company recorded income earned on investments held in Trust Account of $1,845,521 and $147,779, respectively.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

September 30, 2025

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Marketable securities held in Trust Account	1	$60,451,218	$58,605,697

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

For the three months ended September 30, 2025 and 2024, the Company recorded accretion of ordinary share subject to redemption value of $1,792,584 and $164,962, respectively. For the nine months ended September 30, 2025 and for the period from January 30, 2024 (inception) through September 30, 2024, the Company recorded accretion of ordinary share subject to redemption value of $6,201,905 and $164,962, respectively.

As of September 30, 2025, the ordinary shares subject to possible redemption reflected in the condensed balance sheet are recorded in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(5,010,612)
Offering costs allocated to redeemable shares	(1,684,693)
Plus:
Accretion of carrying value to redemption value	1,332,947
Ordinary shares subject to possible redemption as of December 31, 2024	$52,137,642
Plus:
Accretion of carrying value to redemption value	6,201,905
Ordinary shares subject to possible redemption as of September 30, 2025 (Unaudited)	$58,339,547

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations and comprehensive income (loss) include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the nine months ended September 30, 2025 and for the period from January 30, 2024 (inception) through September 30, 2024, and for the three months ended September 30, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Earnings (loss) per share presented in the unaudited condensed statements of operations and comprehensive income is based on the following:

	For the Three Months Ended		For the Nine Months Ended	For the Period From January 30, 2024 (Inception) Through
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$557,209	$141,906	$1,563,409	$137,178
Less: Accretion of redeemable ordinary shares to redemption value	(1,792,584)	164,960	(6,201,905)	164,960
Net loss including accretion of redeemable ordinary shares to redemption value	$(1,235,375)	$(23,054)	$(4,638,496)	$(27,782)

Earnings (loss) per share presented in the unaudited condensed statement of operations and comprehensive income (loss) is based on the following:

	For the Three Months Ended
	September 30, 2025		September 30, 2024
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(941,597)	$(293,778)	$(10,209)	$(12,845)
Accretion of redeemable ordinary shares to redemption value	1,792,584	-	164,960	-
Allocation of net income (loss)	$850,987	$(293,778)	$154,751	$(12,845)
Denominators:
Weighted-average ordinary shares outstanding	5,750,000	1,794,000	1,074,176	1,351,626

Basic and diluted earnings (loss) per share	$0.15	$(0.16)	$0.14	$(0.01)

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

	For the Nine Months Ended		For the Period From January 30, 2024 (Inception) Through
	September 30, 2025		September 30, 2024
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(3,535,439)	$(1,103,057)	$(6,592)	$(21,190)
Accretion of redeemable ordinary shares to redemption value	6,201,905	-	164,960	-
Allocation of net income (loss)	$2,666,466	$(1,103,057)	$158,368	$(21,190)
Denominators:
Weighted-average ordinary shares outstanding	5,750,000	1,794,000	400,615	1,287,902

Basic and diluted earnings (loss) per share	$0.46	$(0.61)	$0.40	$(0.02)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

There is currently no taxation imposed on income by the Government of the Cayman Islands for the nine months ended September 30, 2025 and for the period from January 30, 2024 (inception) through September 30, 2024, and for the three months ended September 30, 2025 and 2024.

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

September 30, 2025

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

For the period from January 30, 2024 (inception) through September 30, 2024, the Company had borrowed $375,000 under the Promissory Note with the Sponsor for its IPO. Shortly after completion of the IPO, such amount was fully repaid.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

For the nine months ended September 30, 2025 and for the period from January 30, 2024 (inception) through September 30, 2024, and for the three months ended September 30, 2025 and 2024, the Company had no borrowings under the Working Capital Loans.

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

For the nine months ended September 30, 2025 and for the period from January 30, 2024 (inception) through September 30, 2024, the Company has accrued $91,000 and $5,667 for the service provided by the Sponsor, respectively.

For the three months ended September 30, 2025 and 2024, the Company has accrued $30,667 and $5,667 for the service provided by the Sponsor, respectively.

As of September 30, 2025 and December 31, 2024, the balance of amount due to a related party were $127,333 and $36,333, respectively.

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

September 30, 2025

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

As of September 30, 2025 and December 31, 2024, as a result of closing of the IPO, the exercise of the Representative’s Over-Allotment Option and the sales of Placement Units in the private placement, there were 7,544,000 ordinary shares issued and outstanding, including 5,750,000 ordinary shares subject to possible redemption, which are classified as temporary equity, and 1,794,000 ordinary shares. 1,794,000 ordinary shares issued and outstanding, consisting of 1,437,500 ordinary shares of founder shares, 299,000 ordinary shares from private placement and 57,500 ordinary shares to the underwriter.

Rights

As of September 30, 2025 and December 31, 2024, there were 5,750,000 public rights included in the Public Units and 299,000 private rights include in the Placement Units outstanding. There was no right attached to the Representative Shares. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will receive one-tenth (1/10) of an ordinary share (the “Rights”) upon consummation of the initial Business Combination. In the event the Company will not be the surviving company upon completion of our initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share of the Company underlying each right upon consummation of the Business Combination unless otherwise waived in the course of the Business Combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Rights, and the Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of an initial Business Combination. Accordingly, the Rights may expire worthless.

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

September 30, 2025

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

	September 30, 2025	December 31, 2024
	(Unaudited)
Cash	$1,108,123	$1,332,505
Marketable securities held in Trust Account	$60,451,218	$58,605,697

	For the Three Months Ended		For the Nine Months Ended	For the Period From January 30, 2024 (Inception) Through
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses	$69,216	$6,585	$306,953	$11,313
Income earned on marketable securities held in Trust Account	$618,724	$147,779	$1,845,521	$147,779

FUTURE VISION II ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025

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

Assets Information

All of the Company’s operating long-lived assets, including marketable securities held in Trust Account, were located in U.S. as of September 30, 2025 and December 31, 2024.

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

For the nine months ended September 30, 2025, we had a net income of $1,563,409, which consisted of income earned on marketable securities held in trust account of $1,845,521, interest income earned on bank accounts of $24,841 and operating expenses of $306,953.

For the period from January 30, 2024 (inception) through September 30, 2024, we had a net income of $137,178, which consists of income earned on marketable securities held in trust account of $147,779, interest income earned on bank account of $712 and operating expenses of $11,313.

For the three months ended September 30, 2025, we had a net income of $557,209, which consisted of income earned on marketable securities held in trust account of $618,724, interest income earned on bank accounts of $7,701 and operating expenses of $69,216.

For the three months ended September 30, 2024, we had a net income of $141,906, which consists of income earned on marketable securities held in trust account and cash account of $147,779, interest income earned on bank account of $712 and operating expenses of $6,585.

Liquidity and Capital Resources

For the nine months ended September 30, 2025, cash used in operating activities was $208,382 and cash used in financing activities was $16,000. As of September 30, 2025, we had cash of $1,108,123 available for working capital needs and marketable securities held in Trust Account of $60,451,218. All marketable securities are held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem the ordinary shares. As of September 30, 2025, none of the amount on marketable securities in the Trust Account was available to be withdrawn as described above.

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

As of September 30, 2025, we had cash of $1,108,123 and a working capital of $944,040. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is funds loaned from our Sponsor, officers, directors or their affiliates. In addition, if we are unable to complete a Business Combination by March 31, 2026 (or up to September 30, 2026 if extended) (“Combination Period”), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of September 30, 2025, we have no obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of the financial statements, and revenue and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Management bases their estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements. We have not identified any critical accounting estimates.

While our significant accounting policies are more fully described in Note 2 — Summary of Significant Accounting Policies” in the notes to our consolidated financial statements, we believe that there were the following critical accounting policies that affected the preparation of financial statements.

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

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., Rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected the accretion method (i) to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, by a charge against additional paid-in-capital over an expected 18-month period, which is the initial period that the Company has to complete a Business Combination. The Company reassessed the estimation of redemption shares value as of each subsequent quarterly period end.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

On September 13, 2024, a total of $57,787,500 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the public shareholders. For the nine and three months ended September 30, 2025, income earned on marketable securities held in Trust Account were $1,845,521 and $618,724. As of September 30, 2025, the fair value of marketable securities held in Trust Account of $60,451,218.

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

Dated: October 31, 2025	FUTURE VISION II ACQUISITION CORP.

	By:	/s/ Chen Caihong
	Name:	Chen Caihong
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)