Form 10-K
period 2025-12-31
Future Vision II Acquisition Corp.
filed 2026-03-06
CIK 2010653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2025

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

The number of shares and aggregate market value of common stock held by non-affiliates as of December 31, 2025 were 5,807,500 and approximately $61,385,275 (based upon a per share closing price of $10.57 on December 31, 2025) respectively.

As of December 31, 2025, there were 7,544,000 ordinary shares, par value $0.0001 issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements contained in this report that are not purely historical are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

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

As of December 31, 2025, the Company had not commenced any operations. For the period from January 30, 2024 (inception) through December 31, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

Termination of a Material Definitive Agreement

On December 29, 2025, VIWO Technology Inc., a Cayman Islands exempted company (“Viwo”), delivered a written notice to Future Vision and Future Vision II Acquisition Merger Subsidiary Corp. (the “Merger Sub”), a Cayman Islands exempted company and wholly owned subsidiary of Future Vision, terminating that certain Merger Agreement, dated as of November 28, 2024 (as amended by Amendment No. 1 dated December 10, 2024, the “Merger Agreement”), by and among Future Vision, the Merger Sub, and Viwo.

The Proposed Business Combination

On January 16, 2026, we entered into a Merger Agreement (the “Merger Agreement”) by and among Future Vision, Future Vision II Acquisition Merger Subsidiary Corp. (“Merger Sub”), a Cayman Islands exempted company and a wholly owned subsidiary of Future Vision, and MicroTouch Technology INC (“MicroTouch”), a Cayman Islands exempted company carrying on business through its wholly-owned subsidiaries in HongKong (collectively with Future Vision and Merger Sub, the “Parties”, or each a “Party”).

Pursuant to the Merger Agreement, upon the terms and subject to the conditions therein and in accordance with the Cayman Islands Companies Act (As Revised) (the “Cayman Companies Act”), the Parties intend to effect a business combination transaction whereby the Merger Sub will merge with and into MicroTouch, with MicroTouch being the surviving entity and becoming a wholly owned subsidiary of Future Vision (the “Proposed Business Combination”). Simultaneously with the consummation of the Business Combination, Future Vision will change its name to “MicroTouch Inc.”

MicroTouch is an enterprise focusing on information technology services, dedicated to providing customers with efficient and accurate digital support through technology-driven solutions. MicroTouch positions itself in two core areas: SmartFlow Real-Time Matching Information Technology Services and enterprise-level custom software development. Relying on independently developed technology systems, professional project management capabilities, and a stable network of customers and partners, MicroTouch seeks to create long-term value for its customers.

Merger Consideration

The Business Combination values MicroTouch and its subsidiaries and businesses at $90,000,000.00. Upon the Parties satisfying (or waiving, as applicable) all closing conditions and executing the Plan of Merger and other required documents under Cayman law, all of MicroTouch’s outstanding ordinary shares will be canceled and converted into the right to receive approximately 8,955,224 shares of Future Vision(depending on adjustments pursuant to the Merger Agreement). These shares are valued at $10.05 per share, equivalent to the initial per share redemption price to be paid to Future Vision’s shareholders exercising their right of redemption pursuant to Future Vision’s Memorandum and Articles of Association (“Consideration Shares”).

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

In the Merger Agreement, MicroTouch represented and warranted:

●	corporate existence and power, and authorization of MicroTouch to enter into and perform under the Merger Agreement;

●	except for the filing of the Plan of Merger, the SEC declaring the Proxy/Registration Statement effective, each as defined in the Merger Agreement, MicroTouch does not need any permissions or approvals from government authorities to execute, perform, or consummate the Merger;

●	the capital structure, list of subsidiaries, financial statements, leased properties, contracts with customers and suppliers, licenses and permits, and intellectual property of MicroTouch as disclosed by MicroTouch to Future Vision by way of the disclosure schedule that is part of, but not included as an exhibit to the Merger Agreement, are true, correct and complete;

●	the absence of (i) contravention with other obligations of MicroTouch as a result of MicroTouch’s entering, performance and consummation of the transactions contemplated by the Merger Agreement, and (ii) pending or threatened litigation, or legal judgements against MicroTouch; and

●	other representations and warranties that are customary to a transaction of this size and type.

MicroTouch also covenanted to:

●	conduct its business in the ordinary course in accordance with the terms of Merger Agreement;

●	provide Future Vision with information and notice, and assist Future Vision in preparing the Proxy/Registration Statement, including the delivery of financial statements reviewed by the independent auditors of MicroTouch in accordance with PCAOB auditing standards;

●	obtain the MicroTouch shareholders approval of the business combination by way of written resolutions after the SEC declaring the Proxy/Registration Statement effective;

●	refrain from making any claims against the Future Vision trust account holding the IPO proceeds; and

●	other customary agreements and covenants that are customary to a transaction of this size and type.

Future Vision made similar representations, warranties, and covenants to MicroTouch, as applicable. Additionally, Future Vision agreed to ensure its continued listing on NASDAQ, maintain current and timely filing of all SEC filings and compliance with SEC reporting requirements, make appropriate arrangements to disburse funds held in trust, elect directors and officers of the combined company in accordance with the terms of the Merger Agreement, the Plan of Merger, and relevant agreements, and maintain Directors and Officers (D&O) insurance for present and former directors and officers of MicroTouch and its subsidiaries.

Closing Conditions

Consummation of the Closing (as defined in the Merger Agreement) is condition upon customary factors including:

●	the performance of the Parties’ obligation under the Merger Agreement;

●	the absence of any legal action, law or order prohibiting the consummation of the Business Combination;

●	the declaration of effectiveness by the SEC of the Proxy/Registration Statement;

●	both Future Vision and MicroTouch shareholders approving the Business Combination;

●	as to Future Vision, changing its name to “MicroTouch Inc.”, having at least $5,000,001 of net tangible assets immediately after the closing, and the election of the persons identified in the Merger Agreement and Plan of Merger to the board of directors; and

●	the exchange of closing certificates by officers of the Parties.

Termination

The Merger Agreement may be terminated at any time prior to the Closing under circumstances customary for transactions of this type, including: (i) by mutual written consent of the parties; (ii) by either party if the Merger is not consummated by the Outside Closing Date, provided the terminating party is not in breach; (iii) by either party if a governmental authority issues a final, non-appealable order enjoining the Merger; (iv) by the Company if MicroTouch is in material breach of its representations, warranties, or covenants; (v) by MicroTouch if the Company is in material breach; or (vi) by either party if the requisite shareholder approvals are not obtained. There are no termination fees, but the parties remain liable for willful breaches or fraud.

Fees and Expenses

Each party shall bear its own costs and expenses in connection with the Merger Agreement and the transactions contemplated hereby; provided that, if the Closing shall occur, Purchaser shall pay or cause to be paid the unpaid Company Transaction Expenses by wire transfer of immediately available funds to the designated account.

Transaction Support Agreement

To facilitate the execution of the Merger Agreement, MicroTouch shareholders have entered into a Transaction Support Agreement with Future Vision and MicroTouch, pursuant to which such shareholders agreed to vote in favor of the Merger and deliver written consents approving the transaction. MicroTouch anticipates delivering these written consents to its shareholders following the SEC’s declaration of the effectiveness of the Proxy/Registration Statement.

Non-Compete Agreement

Each of MicroTouch’s shareholders have agreed to enter into a non-compete and non-solicitation agreement with Future Vision at the Closing.

Lock-up Agreement

MicroTouch’s Shareholder have agreed to enter into a Lock-up agreement with Future Vision at the closing.

Business Strategy

Currently, our primary business strategy is to successfully consummate the Proposed Business Combination with MicroTouch. We have dedicated our resources to completing the necessary financial, legal, and regulatory requirements to close this transaction, integrate MicroTouch as our wholly-owned subsidiary, and support its transition into a publicly traded entity.

In identifying and evaluating MicroTouch as our business combination target, we sought to capitalize on the strength of our management team. Our team consists of experienced financial services, accounting, and legal professionals, and senior operating executives of companies operating in multiple jurisdictions. Collectively, our officers and directors have decades of experience in mergers and acquisitions and in operating companies. We believe that their prior accomplishments and current activities were critical in identifying MicroTouch as an attractive acquisition opportunity. We anticipate that MicroTouch will be able to benefit from accessing the U.S. capital markets and the ongoing expertise and network of our management team. However, there is no assurance that we will successfully complete the business combination with MicroTouch. Furthermore, our officers and directors have no prior experience consummating an initial business combination for a “blank check” company.

Our initial strategy dictated that there was no restriction on the geographic location of the targets that we can pursue, although we intended to initially focus on target businesses in Asia. We specifically noted that we might consummate a business combination with an entity located in China (including Hong Kong and Macau), provided that we would not consummate our initial business combination with an entity or business with China operations consolidated through a VIE structure. MicroTouch, which conducts its operations exclusively through its subsidiaries in Hong Kong and does not utilize a VIE structure, aligns with these initial structural and geographic parameters. In selecting MicroTouch, we applied our strategy of focusing on private companies in Asia that have compelling economics, clear paths to positive operating cash flow, significant assets, and successful management teams that are seeking access to the U.S. public capital markets.

Our focus on Asia was driven by the region's remarkable growth as an emerging market. The Asian economy has experienced sustained expansion in recent years. We believe that Asia is entering a new era of economic growth, which we expect will provide a strong operational backdrop for MicroTouch.. We believe the growth will primarily be driven by private sector expansion, technological innovation, increasing consumption by the middle class, structural economic and policy reforms and demographic changes, particularly in China.

In the event that the Proposed Business Combination with MicroTouch is not consummated for any reason, we will resume our search for an initial business combination target based on the original criteria and geographic focus outlined above, subject to the time constraints remaining under our Memorandum and Articles of Association.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

On January 16, 2026, we entered into a Merger Agreement to consummate a Business Combination with MicroTouch Technology Inc. (“MicroTouch”). Consequently, your investment is subject to risks related to our ability to successfully close this specific transaction, as well as the risks associated with MicroTouch’s operations.

MicroTouch conducts its operations exclusively in the Hong Kong Special Administrative Region. While MicroTouch does not have operations in mainland China, this structure involves unique risks. Our operations in Hong Kong may be influenced by the political and legal landscape of the People’s Republic of China (the “PRC”). The PRC government could potentially extend its oversight and control to companies operating in Hong Kong, or recent regulatory actions regarding data security or anti-monopoly concerns could be applied extraterritorially. Any such actions by the PRC government could result in a material change in our operations and significantly limit or completely hinder our ability to offer or continue to offer securities to investors, causing the value of such securities to significantly decline or be worthless.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination and could increase the probability that our initial business combination would be unsuccessful.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

●	Our ability to consummate an initial business combination may be adversely affected by the Chinese government which may intervene or influence our operations at any time including before the consummation of our initial business combination through the directors and officers who have significant ties in China and due the fact that our headquarters is based in China. The Chinese government may have potential oversight and discretion over the conduct of our and directors’ and officers’ search for a target company in view of the fact that the Chinese government has indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, and initiated various regulatory actions and made various public statements, some of which are published with little advance notice, showing its significant authority to exert influence on the ability of a China-based company to conduct its business, undertake an initial business combination, make or accept foreign investments or list on a U.S. stock exchange.

●	The requirement that we complete an initial business combination within the period to consummate the initial business combination may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.05 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our ordinary shares.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our rights will expire worthless.

●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through courts in the United States may be limited.

●	If the net proceeds of this offering and the sale of the placement units not being held in the trust account are insufficient to allow us to operate for at least the next 15 months, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.025 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per unit.

●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

●	If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

●	If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

●	Our initial business combination or related reincorporation may result in taxes imposed on shareholders.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	The SEC issued final rules to regulate SPACs — including rules related to the extent to which SPACs could be become subject to regulation under the Investment Company Act — that may increase our costs and the time needed to complete our initial business combination.

●	The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

●	Heightened tensions in international relations, particularly between the United States and China, may adversely impact our business, financial condition, and results of operations.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

●	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than approximately $10.025 per share.

●	If we have not completed an initial business combination within the period to consummate the initial business combination, our public shareholders may be forced to wait beyond such period to consummate the initial business combination before redemption from our trust account.

●	We may not hold an annual meeting of shareholders until after the completion of our initial business combination.

●	The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of the ordinary shares.

●	Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights will expire worthless.

●	Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (except with respect to any public shares they may hold), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Since our officers and directors will share in any appreciation of the founder shares purchased at approximately $0.017 per share, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

●	The conversion of any working capital loans or extension loans into working capital units or extension units may result in significant dilution to your public shares.

●	We may issue additional ordinary shares or debt securities to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than $10.05 or the prevailing market price of our shares at that time which could potentially dilute the interests of our existing shareholders and add costs.

●	Transfers of founder shares are permitted in certain circumstances despite the contractual lock-up to which the founder shares are subject to, which poses risks including sponsor removal, hindering deal completion, and introducing conflicts or control changes.

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after this offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriter is entitled to receive deferred commissions that will released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after this offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

●	The dual role of Ms. Caihong Chen at a separate Special Purpose Acquisition Corporation, Wintergreen Acquisition Corp. creates potential conflicts of interests in her duty to Future Vision

●	Transfers of founder shares are permitted in certain circumstances despite the contractual lock-up to which the founder shares are subject to, which poses risks including sponsor removal, hindering deal completion, and introducing conflicts or control changes.

Risks Related to Acquiring or Operating Businesses in the PRC

●	Because MicroTouch operates exclusively in Hong Kong, our operations may be influenced by the political and legal landscape of the PRC, and the PRC government could extend its oversight and control to Hong Kong-based companies.

●	We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies, which could negatively impact potential acquisitions we may pursue in the future.

●	We may undertake our initial business combination with an entity or business which is based in a foreign country, including China, and the laws and regulations of such foreign countries may not afford U.S. investors or regulatory agencies access to information normally available to them with respect to U.S. based entities.

●	Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act (the “HFCA Act”) if the PCAOB determines that it cannot inspect or fully investigate our auditor. In that case, Nasdaq would delist our securities. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections may deprive our investors with the benefits of such inspections.

●	U.S. laws and regulations, including the HFCA Act, may restrict or eliminate our ability to complete a business combination with certain companies, particularly those acquisition candidates with substantial operations in China.

●	We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

●	Recent regulatory actions by the government of the People’s Republic of China with respect to foreign capital efforts and activities, including Business Combinations with offshore shell companies such as SPACS, may adversely impact our ability to consummate a business combination with a China based entity or business, or materially impact the value of our securities following any such business combination.

●	The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.

●	Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China, which may be quick with little advance notice, could limit the legal protection available to you and us.

●	Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government (such as the Safeguarding National Security Ordinance, or "Article 23") may occur quickly with little advance notice.

●	It may be difficult or impossible for investors to effect service of process within the United States upon us or our officers and directors, or to enforce judgments of U.S. courts in the Cayman Islands or Hong Kong.

●	You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in China against us or our management and directors named in the prospectus based on foreign laws. It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China.

●	Any actions by the Chinese government, including any decision to intervene or influence the operations of any future PRC subsidiary or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, may cause us to make material changes to the operations of any future PRC subsidiary, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.

Cash-Flow Structure of a Post-Acquisition Company Based in China

●	Exchange controls that exist in the PRC may restrict or prevent us from using the proceeds of this offering to acquire a target company in the PRC and limit our ability to utilize our cash flow effectively following our initial business combination.

●	Because our sponsor and members of our Board of Directors and management have significant business ties to and are based in the PRC, we will face certain legal and operational risks following our initial public offering, which could cause a significant depreciation of the value of our ordinary shares including rendering them worthless.

●	Since our directors and officers have significant ties to China, and due to the fact that our headquarters is based in China, the Chinese government may have potential oversight and discretion over our directors’ and officers’ search for a target company, which could adversely impact our initial business combination, future business and any future offering of securities.

●	Recent greater oversight by the PRC government and Cyberspace Administration of China over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact our initial business combination, future business and any future offering of securities.

●	In July 2021, the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight. If a PRC regulatory body subsequently determines that its approval is needed for this offering, we cannot predict whether we will be able to obtain such approval.

Risks Relating to the Post-Business Combination Company

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

●	The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

●	Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

Risks Relating to Our Management Team

●	Our sponsor and members of our Board of Directors and management have significant business ties to and are based in the People’s Republic of China (the “PRC” or “China”).

●	Since our directors and officers have significant ties to China, and due to the fact that our headquarters is based in China, the Chinese government may have potential oversight and discretion over the conduct of our directors’ and officers’ search for a target company.

●	The members of our Board of Directors and management team are located in China, they are citizens of China and/or their assets are located in China, and following completion of a business combination, we may conduct most of our operations in China and most of our assets may be located in China.

●	We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

●	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

●	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

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

ITEM 2. PROPERTY

We currently maintain our executive offices at Xiandai Tongxin Building, 201 Xin Jinqiao Road, Rm 302, Pudong New District, Shanghai, China. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

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

Transaction costs related to the issuances described above amounted to $1,845,513, consisting of $862,500 and $522,019 of underwriting commissions which were paid in cash and representative shares (57,500 ordinary shares) at the closing date of the IPO, respectively and $460,994 of other offering costs. Additionally, the underwriter is entitled to 28,750 representative shares as deferred underwriting compensation upon the consummation of a Business Combination. After deducting the underwriting discounts and commissions and offering expenses, the total net proceeds from the initial public offering and the sale of the Private Placement Units $57,787,500 (or $10.05 per share sold in the initial public offering) was placed in the Trust Account.

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

For the year ended December 31, 2025, we had a net income of $2,070,450, which consists of income earned on marketable securities held in trust account of $2,429,893, interest income earned on bank account of $31,606 and operating expenses of $391,049.

For the period from January 30, 2024 (inception) through December 31, 2024, we had a net income of $640,343, which consists of income earned on marketable securities held in trust account of $818,197, interest income earned on bank account of $12,757 and operating expenses of $190,611.

Liquidity and Capital Resources

For the year December 31, 2025, cash used in operating activities was $307,796. As of December 31, 2025, we had cash of $1,024,709 available for working capital needs and marketable securities held in Trust Account of $61,035,590. All marketable securities are held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the ordinary shares. As of December 31, 2025, none of the amount on marketable securities in the Trust Account was available to be withdrawn as described above.

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

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of December 31, 2025, we had cash of $1,024,709 and a working capital of $866,709. In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Going Concern,” we have determined, considering the funds available from our IPO consummated on September 13, 2024, that we have sufficient funds for our working capital needs until a minimum of one year from the date of issuance of these financial statements. However, we have until September 13, 2026 to consummate an initial business combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the need to satisfy this mandatory liquidation requirement, should a business combination not occur, raises substantial doubt about our ability to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date. Nevertheless, there can be no assurance that we will be able to consummate a business combination by September 13, 2026. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after such date.

Off-Balance Sheet Arrangements

As of December 31, 2025, we have no obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to pay the underwriters a deferred underwriting commission equal to 1.0% of the gross proceeds of the IPO, or $575,000, will be paid to the underwriters in cash from the funds held in the Trust Account upon the consummation of a Business Combination. In addition, 28,750 representative shares will be issued at the consummation of a Business Combination. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period.

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

While our significant accounting policies are more fully described in Note 2 — Summary of Significant Accounting Policies” in the notes to our consolidated financial statements, we believe that there were the following critical accounting policies that affected the preparation of consolidated financial statements.

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

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., Rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected the accretion method (i) to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, by a charge against additional paid-in-capital over an expected 18-month period, which is the initial period that the Company has to complete a Business Combination. The Company reassessed the estimation of redemption shares value as of each subsequent quarterly period end . For the year ended December 31, 2025, the Company reassessed the estimation of redemption value to more accurately reflect the terms of the related share agreements and articles of association, which has affected the earnings per share and accretion to redemption value of the shares subject to possible redemption.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03 ”) which requires detailed disclosures in the notes to financial statements disaggregating specific expense categories and certain other disclosures to provide enhanced transparency into the nature and function of expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. Our management does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

On December 8, 2025, the FASB issued ASU 2025-11 — Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2025-11 may have on our consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessments, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Audit Committee

A listed company of the Nasdaq must have an audit committee with a minimum of three independent directors who satisfy the independence requirements of Rule 10A-3. We has established an audit committee of the board of directors. Messrs. Zheng “Terrence” Wu, Shuding Zeng, and Lei Xiong serve as members of our audit committee. Our board of directors has determined that each of Zheng Wu, Shuding Zeng, and Lei Xiong meet the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Mr. Zheng Wu serves as the chairman of the audit committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Share beneficially owned by them. The following table does not reflect beneficial ownership of the rights included in the units offered by this annual report or the included the private placement as these rights are not convertible within 60 days of the date of this annual report.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Greater than 5% Holders
HWei Super Speed Co., Ltd(2)	1,736,500	23.01%

Directors and Named Executive Officers
Danhua Xu	1,736,500	23.01%
Caihong Chen	1,736,500	23.01%
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

Our Sponsor has agreed not to transfer, assign or sell their founder shares (excluding any units or shares comprising the units acquired in the offering) until the earlier to occur of (a) twelve months after the completion of our initial business combination and (b) upon completion of our initial business combination, (c) if the last reported sale price of our ordinary shares equals or exceeds $12.00 per unit (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (d) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of our sponsor, directors and executive officers with respect to any founder shares.

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

For the year ended December 31, 2025, we have accrued $121,667 for the service provided by the Sponsor and as of December 31, 2025, we had amount due to related parties of $158,000. The amount due to related parties is non-interest bearing and due on demand.

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

Specifically, Caihong Chen, our Chief Financial Officer and Director, also serves as a Director of Wintergreen Acquisition Corp., another special purpose acquisition company. Ms. Chen has a pre-existing fiduciary obligation to present potential target businesses to Future Vision II Acquisition Corp. prior to presenting them to Wintergreen Acquisition Corp. or any other entity.

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

We had borrowed $375,000 under the promissory note with our Sponsor for our IPO. Shortly after completion of the IPO, such amount was fully repaid. As of December 31, 2025 and 2024, no amounts under the promissory note have been drawn.

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

As of December 31, 2025 and 2024, we had no borrowings under the working capital loans.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by ZH in connection with regulatory filings. The aggregate fees billed by ZH for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2025 and for the period from January 30, 2024 (inception) through December 31, 2024 totaled $60,000 and $70,000, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay ZH for consultations concerning financial accounting and reporting standards for the year ended December 31, 2025 and for the period from January 30, 2024 (inception) through December 31, 2024.

Tax Fees. For the year ended December 31, 2025 and for the period from January 30, 2024 (inception) through December 31, 2024, our independent registered public accounting firms did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2025 and for the period from January 30, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

Exhibit No.	Description
1.1*	Underwriting Agreement, dated September 11, 2024, by and between the Company and Kingswood Capital Partners, LLC., as representative of the underwriters. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on September 12, 2024).
2.1*	Merger Merger Agreement dated November 28, 2024, by and among Future Vision II Acquisition Corp., Future Vision II Acquisition Merger Subsidiary Corp., and Viwo Technology Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 29, 2024).
3.1*	Amended and Restated Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on September 12, 2024).
4.1*	Specimen Unit Certificate. (incorporated by reference to Exhibit 4.1 to our Registration Statement (No. 333-280356) filed with the SEC on August 26, 2024).
4.2*	Specimen Ordinary Share Certificate. (incorporated by reference to Exhibit 4.2 to our Registration Statement 333-280356 filed with the SEC on August 26, 2024).
4.3*	Specimen Rights Certificate(incorporated by reference to Exhibit 4.4 to our Registration Statement 333-280356 filed with the SEC on August 26, 2024).
4.4*	Rights Agreement, dated September 11, 2024, by and between the Company and Transhare Corporation, as rights agent. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 12, 2024).
4.5**	Description of Securities
10.1*	Promissory Note, dated February 22, 2024 issued to HWei Super Speed Co. Ltd. (incorporated by reference to Exhibit 10.5 to our Registration Statement (No. 333-280356) filed with the SEC on August 26, 2024).
10.2*	Letter Agreement, dated September 11, 2024, by and among the Company, its executive officers, its directors and HWei Super Speed Co. Ltd. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed with the SEC on September 12, 2024).
10.3*	Investment Management Trust Agreement, dated September 11, 2024, by and between the Company and Wilmington Trust, National Association, as trustee. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 12, 2024).
10.4*	Registration Rights Agreement, dated September 11, 2024, by and among the Company, HWei Super Speed Co. Ltd. and Kingswood Capital Partners, LLC. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on September 12, 2024).
10.5*	Placement Unit Purchase Agreement, between the Registrant and the Sponsor dated September 11, 2024 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on September 12, 2024).
10.6*	Form of Indemnity Agreement. (incorporated by reference to Exhibit 10.4 to our Registration Statement (No. 333-280356) filed with the SEC on August 26, 2024).
10.7*	Administrative Services Agreement, dated September 11, 2024, by and between the Company and HWei Super Speed Co. Ltd. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed with the SEC on September 12, 2024).
14.1*	Form of Code of Ethics. (incorporated by reference to Exhibit 14 to our Registration Statement (No. 333-280356) filed with the SEC on August 26, 2024).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
97.1**	Clawback Policy.
101.INS**	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed.
**	Filed herewith.
***	Furnished herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Cayman Islands, on March 6, 2026.

FUTURE VISION II ACQUISITION CORP.

By:	/s/ Danhua Xu
Name:	Danhua Xu
Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Danhua Xu	Principal Executive Officer and Director	March 6, 2026
Danhua Xu	(Principal Executive Officer)

/s/ Caihong Chen	Chief Financial Officer	March 6, 2026
Caihong Chen	(Principal Financial and Accounting Officer)

/s/ Zheng “Terrence” Wu	Independent Director	March 6, 2026
Zheng “Terrence” Wu

/s/ Shuding Zeng	Independent Director	March 6, 2026
Shuding Zeng

/s/ Lei Xiong	Independent Director	March 6, 2026
Lei Xiong

FUTURE VISION II ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page(s)
Report of Independent Registered Public Accounting Firm (PCAOB ID: 6413)	F-2
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3
Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2025 and for the period from January 30, 2024 (inception) through December 31, 2024	F-4
Consolidated Statement of Changes in Shareholders’ Equity for the year ended December 31, 2025 and for the period from January 30, 2024 (inception) through December 31, 2024	F-5
Consolidated Statement of Cash Flows for the year ended December 31, 2025 and for the period from January 30, 2024 (inception) through December 31, 2024	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Future Vision II Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Future Vision II Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2025 and for the period from January 30, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from January 30, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has until September 13, 2026 to consummate the Initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the need to satisfy this mandatory liquidation, should a business combination not occur, and the potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2024.

Denver, Colorado

March 6, 2026

999 18th Street, Suite 3000, Denver, CO, 80202 USA Phone: 1.303.386.7224 Fax: 1.303.386.7101 Email: admin@zhcpa.us

FUTURE VISION II ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

Currency expressed in United States dollars (“US$”)

	December 31,
	2025	2024
ASSETS
Current assets
Cash	$1,024,709	$1,332,505
Prepaid expenses	-	4,980
Marketable securities held in Trust Account	61,035,590	-
Total current assets	62,060,299	1,337,485

Non-current assets
Marketable securities held in Trust Account	-	58,605,697
Total non-current assets	-	58,605,697

TOTAL ASSETS	$62,060,299	$59,943,182

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$-	$75,000
Due to a related party	158,000	36,333
Total current liabilities	158,000	111,333

Total Liabilities	158,000	111,333

Commitments and contingencies (Note 7)	-	-

Ordinary shares subject to possible redemption, 5,750,000 shares at December 31, 2025 and 2024	60,097,778	52,137,642

Shareholders’ Equity:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 1,794,000 shares issued and outstanding (excluding 5,750,000 shares subject to redemption) at December 31, 2025 and 2024	179	179
Additional paid-in capital	1,804,342	7,694,028
Retained earnings	-	-
Total Shareholders’ Equity	1,804,521	7,694,207
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY	$62,060,299	$59,943,182

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Currency expressed in United States dollars (“US$”), except for number of shares

	For the Year Ended December 31, 2025	For the Period From January 30, 2024 (Inception) Through December 31, 2024
Formation and operating costs	$269,382	$154,278
Administrative fee	121,667	36,333
Total operating expenses	391,049	190,611

Loss from operations	(391,049)	(190,611)

Other income:
Interest income	31,606	12,757
Income earned on marketable securities held in Trust Account	2,429,893	818,197
Total other income	2,461,499	830,954

Income before income taxes	2,070,450	640,343
Income taxes provision	-	-
Net income	2,070,450	640,343

Other comprehensive income	-	-
Comprehensive income	$2,070,450	$640,343

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,750,000	1,865,327
Basic and diluted earnings per ordinary share, redeemable ordinary shares	$0.60	$0.50
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,794,000	1,426,476
Basic and diluted loss per ordinary share, non-redeemable ordinary shares	$(0.78)	$(0.21)

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Currency expressed in United States dollars (“US$”), except for number of shares

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	earnings	Equity
Balance as of January 30, 2024 (inception)	-	$-	$-	$-	$-
Founder shares issued to Sponsor	1,437,500	144	24,856	-	25,000
Proceeds allocated to Public Rights	-	-	5,010,612	-	5,010,612
Sale of private placement shares	299,000	30	2,989,970	-	2,990,000
Issuance of representative shares	57,500	5	522,014	-	522,019
Underwriters’ discount	-	-	(120,649)	-	(120,649)
Other offering expenses	-	-	(40,171)	-	(40,171)
Net income	-	-	-	640,343	640,343
Accretion of ordinary share subject to redemption value	-	-	(692,604)	(640,343)	(1,332,947)
Balance as of December 31, 2024	1,794,000	$179	$7,694,028	$-	$7,694,207
Net income	-	-	-	2,070,450	2,070,450
Accretion of ordinary share subject to redemption value	-	-	(5,889,686)	(2,070,450)	(7,960,136)
Balance as of December 31, 2025	1,794,000	$179	$1,804,342	$-	$1,804,521

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Currency expressed in United States dollars (“US$”)

	For the Year Ended	For the Period From January 30, 2024 (Inception) Through
	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities:
Net income	$2,070,450	$640,343
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(2,429,893)	(818,197)
Changes in operating assets and liabilities:
Prepaid expenses	4,980	(4,980)
Due to a related party	121,667	36,333
Accounts payable and accrued expenses	(75,000)	-
Net Cash Used in Operating Activities	(307,796)	(146,501)

Cash Flows from Investing Activities:
Purchase of marketable securities held in Trust Account	-	(57,787,500)
Net Cash Used in Investing Activities	-	(57,787,500)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	-	25,000
Proceeds from issuance of promissory note to related party	-	375,000
Repayment of promissory note to related party	-	(375,000)
Proceeds from sale of public units through public offerings, net of underwriters’ discount	-	56,637,500
Proceeds from ordinary shares issued in private placement	-	2,990,000
Payment of offering costs	-	(385,994)
Net Cash Provided by Financing Activities	-	59,266,506

Net Change in Cash	(307,796)	1,332,505
Cash, Beginning of Period	1,332,505	-
Cash, End of Period	$1,024,709	$1,332,505

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$-	$75,000
Representative shares issued and charged to offering costs	$-	$522,019
Accretion of ordinary shares subject to redemption value	$7,960,136	$1,332,947

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 1 — Organization and Business Operation

Future Vision II Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 30, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

On November 12, 2024, the Company formed a wholly-owned subsidiary, Future Vision II Acquisition Merger Subsidiary Corp., which is an exempted company incorporated under the laws of the Cayman Islands, for the purpose of consummating a Business Combination.

As of December 31, 2025, the Company had not commenced any operations. All activities through December 31, 2025 have been limited to the Company’s organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

The Founder shares except as described below, are identical to the ordinary shares included in the units being sold in this offering, and holders of Founder shares have the same shareholder rights as public shareholders, except that (a) prior to the initial Business Combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of the founder shares may remove a member of the board of directors for any reason; (b) in a vote to continue the company in a jurisdiction outside of the Cayman Islands, holders of founder shares will have ten votes for every founder share and holders of ordinary shares will have one vote for every ordinary share; (c) the Founder shares are subject to certain transfer restrictions, as described in more detail below; (d) the Company’s initial shareholder has entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder shares in connection with the completion of the Company’s initial Business Combination, (ii) waive their redemption rights with respect to their Founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s second amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s public shares in connection with an initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within 18 months from the closing of this offering or during any Extension Period, and (B) with respect to any other provisions relating to shareholders’ rights, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder shares if the Company fails to complete its initial Business Combination within 18 months from the closing of this offering or during any Extension Period, (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame), and are entitled to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, its founder has agreed (and its permitted transferees will agree) to vote their Founder shares, private placement shares and any public shares purchased during or after this offering in favor of its initial Business Combination. The other members of the Company’s management team have entered into agreements similar to the one entered into by the Company’s Sponsor with respect to any public shares acquired by them in or after this offering.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

On November 28, 2024, the Company, VIWO Technology Inc., a Cayman Islands exempted company (“VIWO”) and the Merger Sub, have agreed to a Business Combination under the terms of a Merger Agreement (the “VIWO Merger Agreement”), pursuant to which the Merger Sub will merge with and into VIWO, with VIWO surviving the merger (the “VIWO Merger”). As a result, VIWO will be a wholly-owned subsidiary of Future Vision. The former securityholders of VIWO will receive 9,950,250 VIWO ordinary shares valued at $100 million equal to approximately 54.89% of the ordinary shares issued and outstanding of VIWO as consideration upon the consummation of the Business Combination (“Consideration Shares”).The VIWO Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed VIWO Merger is subject to certain conditions as further described in the VIWO Merger Agreement.

The Company filed a Form 8-K with the SEC on November 29, 2024 to announce the VIWO Merger Agreement.

On December 10, 2024, the parties entered into Amendment No. 1 to the VIWO Merger Agreement requiring the Company to cause VIWO shareholders to enter into a lock up agreement with respect to the Consideration Shares to be received by the VIWO shareholders after the consummation of the Business Combination.

The Company filed a Form 8-K with the SEC on December 11, 2024 to announce Amendment No. 1 to the VIWO Merger Agreement.

On December 29, 2025, VIWO delivered a written notice to the Company and the Merger Sub, terminating that certain VIWO Merger Agreement, dated as of November 28, 2024 (as amended by Amendment No. 1 dated December 10, 2024), by and among VIWO, the Company and the Merger Sub. The termination was effected pursuant to Section 11.1(b) of the VIWO Merger Agreement, on the grounds that the merger had not been consummated on or prior to November 28, 2025 (the “Outside Closing Date”). Upon termination, the VIWO Merger Agreement became void and of no further effect, without any liability or obligation on the part of any party thereto.

The Company filed a Form 8-K with the SEC on December 29, 2025 to announce termination of the VIWO Merger Agreement.

On January 16, 2026, the Company, the Merger Sub and MicroTouch Technology INC (“MicroTouch”), entered into a Merger Agreement (the “MicroTouch Merger Agreement”). Pursuant to the MicroTouch Merger Agreement, Merger Sub will merge with and into MicroTouch, with MicroTouch surviving the merger as a wholly owned subsidiary of the Company (the “MicroTouch Merger”). Upon effectiveness of the MicroTouch Merger, the Company will change its name to “MicroTouch Inc.” or another name determined by MicroTouch, subject to approval by the Registrar of Companies in the Cayman Islands.

FUTURE VISION II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Going Concern Consideration

As of December 31, 2025, the Company had $1,024,709 of cash in its operating bank account, and working capital of $866,709. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” and through the consummation of the IPO on September 13, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. However, the Company has until September 13, 2026 to consummate the Initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the need to satisfy this mandatory liquidation, should a business combination not occur, and the potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to complete the Initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by September 13, 2026. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after such date.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Future Vision II Acquisition Merger Subsidiary Corp, a Cayman Islands exempted company which was formed in November 12, 2024 for the purpose of consummating a Business Combination. All transactions and balances among the Company and its subsidiary have been eliminated upon consolidation.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of incomes and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from these estimates. Significant estimates made by management on the consolidated financial statements include, but are not limited to, the fair value of public rights and the redemption value of redeemable shares.

Cash

Cash includes demand deposits with banks that the company may deposit additional funds at any time and also effectively may withdraw funds at any time without prior notice or penalty.

Marketable Securities Held in Trust Account

As of December 31, 2025 and 2024, all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as marketable securities. Marketable securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income earned on marketable securities held in Trust Account on the consolidated statement of operations and comprehensive income. The estimated fair values of marketable securities held in Trust Account are determined using available market information. As of December 31, 2025 and 2024, the estimated fair value of marketable securities held in Trust Account was $61,035,590 and $58,605,697, respectively. For the year ended December 31, 2025 and for the period from January 30, 2024 (inception) through December 31, 2024, the Company recorded income earned on investments held in Trust Account of $2,429,893 and $818,197, respectively.

FUTURE VISION II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institution which, at times may exceed the Federal depository insurance coverage of $250,000 and marketable securities held in Trust Account . Also, the Company maintains certain bank accounts in Hong Kong, where cash balances are protected under Deposit Protection Scheme in accordance with the Deposit Protection Scheme Ordinance, with the maximum protection of up to HKD500,000 per depositor per Scheme member, including both principal and interest. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 approximates the carrying amounts represented in the accompanying consolidated balance sheet, primarily due to their short-term nature. The carrying amounts reported in the consolidated balance sheet for cash, accounts payable and accrued expenses and due to a related party each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2025	2024
Assets:
Marketable securities held in Trust Account-current	1	$61,035,590	$-
Marketable securities held in Trust Account-non-current	1	$-	$58,605,697

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

For the year ended December 31, 2025 and for the period from January 30, 2024 (inception) through December 31, 2024, the Company recorded accretion of ordinary share subject to redemption value of $7,960,136 and $1,332,947, respectively.

FUTURE VISION II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Ordinary shares subject to possible redemption reflected on the consolidated balance sheet are recorded in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(5,010,612)
Offering costs allocated to redeemable shares	(1,684,693)
Plus:
Accretion of carrying value to redemption value	1,332,947
Ordinary shares subject to possible redemption as of December 31, 2024	$52,137,642
Plus:
Accretion of carrying value to redemption value	7,960,136
Ordinary shares subject to possible redemption as of December 31, 2025	$60,097,778

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The consolidated statements of operations and comprehensive income include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the year ended December 31, 2025 and for the period from January 30, 2024 (inception) through December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Earnings (loss) per share presented in the consolidated statements of operations and comprehensive income is based on the following:

	For the Year Ended	For the Period From January 30, 2024 (Inception) Through
	December 31, 2025	December 31, 2024
Net income	$2,070,450	$640,343
Less: Accretion of redeemable ordinary shares to redemption value	(7,960,136)	(1,332,947)
Net loss including accretion of redeemable ordinary shares to redemption value	$(5,889,686)	$(692,604)

FUTURE VISION II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Earnings (loss) per share presented on the consolidated statement of operations and comprehensive income is based on the following:

	For the Year Ended		For the Period From January 30, 2024 (Inception) Through
	December 31, 2025		December 31, 2024
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Numerators:
Allocation of net loss	$(4,489,090)	$(1,400,596)	$(392,470)	$(300,134)
Accretion of redeemable ordinary shares to redemption value	7,960,136	-	1,332,947	-
Allocation of net income (loss)	$3,471,046	$(1,400,596)	$940,477	$(300,134)
Denominators:
Weighted-average ordinary shares outstanding	5,750,000	1,794,000	1,865,327	1,426,476

Basic and diluted earnings (loss) per share	$0.60	$(0.78)	$0.50	$(0.21)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the year ended December 31, 2025 and for the period from January 30, 2024 (inception) through December 31, 2024.

FUTURE VISION II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires detailed disclosures in the notes to financial statements disaggregating specific expense categories and certain other disclosures to provide enhanced transparency into the nature and function of expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

On December 8, 2025, the FASB issued ASU 2025-11 — Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on its consolidated financial statements.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

Note 5 — Related Party Transactions

Nature of relationship with the related party:

The following is a list of the related party, with which the Company has transactions:

No.	Name of Related Parties	Relationship
1	HWei Super Speed Co. Ltd.	Founder and sponsor of the Company

Transactions with the related party:

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

For the period from January 30, 2024 (inception) through December 31, 2024, the Company had borrowed $375,000 under the Promissory Note with the Sponsor for its IPO. Shortly after completion of the IPO, such amount was fully repaid.

FUTURE VISION II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

For the year ended December 31, 2025 and for the period from January 30, 2024 (inception) through December 31, 2024, the Company had no borrowings under the Working Capital Loans.

(iv) Administrative Services Arrangement

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

For the year ended December 31, 2025 and for the period from January 30, 2024 (inception) through December 31, 2024, the Company has accrued $121,667 and $36,333 for the service provided by the Sponsor, respectively.

As of December 31, 2025 and 2024, the Company had amount due to the related party of $158,000 and $36,333, respectively.

Balance with the related party:

		December 31,
		2025	2024
Amount due to a related party:
Related party	Nature
HWei Super Speed Co. Ltd.	Administrative support service fee	158,000	36,333

The amount due to the related party is non-interest bearing and due on demand.

Note 6 — Shareholder’s Equity

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. On January 30, 2024, the Company issued 10,000 ordinary shares to the Sponsor for an aggregate purchase price of $1. On February 27, 2024, the Company issued 1,437,500 ordinary shares to the Sponsor including an aggregate of 187,500 shares that are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial shareholder will own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement shares and Representative shares (as described below) and assuming the initial shareholder does not purchase any shares in the IPO). Meanwhile, the Sponsor irrevocably surrendered to the Company for cancellation and for nil consideration 10,000 ordinary shares.

FUTURE VISION II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

As of December 31, 2025 and 2024, as a result of closing of the IPO, the exercise of the Representative’s Over-Allotment Option and the sales of Placement Units in the private placement, there were 7,544,000 ordinary shares issued and outstanding, including 5,750,000 ordinary shares subject to possible redemption, which are classified as temporary equity, and 1,794,000 ordinary shares. 1,794,000 ordinary shares issued and outstanding, consisting of 1,437,500 ordinary shares of founder shares, 299,000 ordinary shares from private placement and 57,500 ordinary shares to the underwriter.

Rights

As of December 31, 2025 and 2024, there were 5,750,000 public rights included in the Public Units and 299,000 private rights include in the Placement Units outstanding. There was no right attached to the Representative Shares. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will receive one-tenth (1/10) of an ordinary share (the “Rights”) upon consummation of the initial Business Combination. In the event the Company will not be the surviving company upon completion of our initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share of the Company underlying each right upon consummation of the Business Combination unless otherwise waived in the course of the Business Combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Rights, and the Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of an initial Business Combination. Accordingly, the Rights may expire worthless.

FUTURE VISION II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

The CODM assesses performance for the single segment and decides on resource allocation based on the net income or loss reported on the consolidated statement of operations and comprehensive income. The measure of segment assets is reported on the consolidated balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31,
	2025	2024
Cash	$1,024,709	$1,332,505
Marketable securities held in Trust Account-current	$61,035,590	$-
Marketable securities held in Trust Account-non-current	$-	$58,605,697

FUTURE VISION II ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

	For the Year Ended	For the Period From January 30, 2024 (Inception) Through
	December 31, 2025	December 31, 2024
Operating expenses	$391,049	$190,611
Income earned on marketable securities held in Trust Account	$2,429,893	$818,197

The CODM reviews income earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating expenses, as reported on the consolidated statements of operations and comprehensive income, are the significant segment expenses provided to the CODM on a regular basis.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date through the date of these consolidated financial statements were issued. Based on this review, except for the proposed merger with MicroTouch, which has already been disclosed in Note 1 to the consolidated financial statements, the Company did not identify any other subsequent events that would require adjustment or disclosure in the consolidated financial statements.