Form 10-Q
period 2026-03-31
Future Vision II Acquisition Corp.
filed 2026-05-15
CIK 2010653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

FUTURE VISION II ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Cayman Islands	001-42273	N/A
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

As of March 31, 2026, there were 7,544,000 ordinary shares, $0.0001 par value issued and outstanding (excluding the 5,750,000 ordinary shares underlying the FVNNU issued in the IPO.).

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE VISION II ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

Currency expressed in United States dollars (“US$”)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$873,737	$1,024,709
Prepaid expenses	64,217	-
Marketable securities held in Trust Account	61,762,576	61,035,590
Total current assets	62,700,530	62,060,299

TOTAL ASSETS	$62,700,530	$62,060,299

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity
Current liabilities
Due to a related party	$188,000	$158,000
Promissory note - a related party	191,475	-
Total current liabilities	379,475	158,000

Total Liabilities	379,475	158,000

Commitments and contingencies (Note 7)	-	-

Ordinary shares subject to possible redemption, 5,750,000 shares at March 31, 2026 and December 31, 2025	61,762,576	60,097,778

Shareholders’ Equity:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 1,794,000 shares issued and outstanding (excluding 5,750,000 shares subject to redemption) at March 31, 2026 and December 31, 2025	179	179
Additional paid-in capital	558,300	1,804,342
Retained earnings	-	-
Total Shareholders’ Equity	558,479	1,804,521
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY	$62,700,530	$62,060,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Currency expressed in United States dollars (“US$”)

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Formation and operating costs	$91,203	$136,900
Administrative fee	30,000	30,000
Total operating expenses	121,203	166,900

Loss from operations	(121,203)	(166,900)

Other income:
Interest income	4,448	8,839
Income earned on marketable securities held in Trust Account	535,511	612,361
Total other income	539,959	621,200

Income before income taxes	418,756	454,300
Income taxes provision	-	-
Net income	418,756	454,300

Other comprehensive income	-	-
Comprehensive income	$418,756	$454,300

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,750,000	5,750,000
Basic and diluted earnings per ordinary share, redeemable ordinary shares	$0.12	$0.11
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,794,000	1,794,000
Basic and diluted loss per ordinary share, non-redeemable ordinary shares	$(0.17)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Currency expressed in United States dollars (“US$”), except for number of shares

For the Three Months Ended March 31, 2026

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	earnings	Equity
Balance as of January 1, 2026	1,794,000	$179	$1,804,342	$-	$1,804,521
Net income	-	-	-	418,756	418,756
Accretion of ordinary share subject to redemption value	-	-	(1,246,042)	(418,756)	(1,664,798)
Balance as of March 31, 2026 (Unaudited)	1,794,000	$179	$558,300	$-	$558,479

For the Three Months Ended March 31, 2025

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	earnings	Equity
Balance as of January 1, 2025	1,794,000	$179	$7,694,028	$-	$7,694,207
Net income	-	-	-	454,300	454,300
Accretion of ordinary share subject to redemption value	-	-	(646,298)	(454,300)	(1,100,598)
Balance as of March 31, 2025 (Unaudited)	1,794,000	$179	$7,047,730	$-	$7,047,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Currency expressed in United States dollars (“US$”)

	For the Three Months Ended March 31
	2026	2025
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income	$418,756	$454,300
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(535,511)	(612,361)
Changes in operating assets and liabilities:
Prepaid expenses	(64,217)	(61,999)
Due to a related party	30,000	30,000
Net Cash Used in Operating Activities	(150,972)	(190,060)

Cash Flows from Investing Activities:
Investment of cash in Trust Account - extension deposits	(191,475)	-
Net Cash Used in Investing Activities	(191,475)	-

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to a related party	191,475	-
Net Cash Provided by Financing Activities	191,475	-

Net Change in Cash	(150,972)	(190,060)
Cash, Beginning of Period	1,024,709	1,332,505
Cash, End of Period	$873,737	$1,142,445

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accretion of ordinary shares subject to redemption value	$1,664,798	$1,100,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activities through March 31, 2026 have been limited to the Company’s organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on September 13, 2024, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 180 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, as determined by the Company. The proceeds from this offering held in the trust account will not be released from the trust account (1) to the Company, until the completion of the initial Business Combination, or (2) to public shareholders, until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any ordinary shares sold as part of the units in this offering (the “public shares”) properly submitted in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s ordinary shares the right to have their shares redeemed in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination March 13, 2026 (as extended to April 13, 2026 pursuant to the First Extension defined below) or up to September 13, 2026 (an “Extension Period”) or (B) with respect to any other provision relating to the rights of holders of the Company’s ordinary shares, and (c) the redemption of the Company’s public shares if it has not consummated the Business Combination within 18 months from the closing of this offering or during any Extension Period, subject to applicable law. Public shareholders who redeem their ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within 18 months from the closing of this offering, with respect to such ordinary shares so redeemed. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

The Company will have until 18 months from the closing of the IPO (or up to 24 months from the closing of this offering if the Company extends the period of time to consummate a Business Combination by up to six additional months through six one-month extensions of time, as further provided in the Company’s amended and restated memorandum and articles of association) to consummate a Business Combination (the “Combination Period”). On March 4, 2026, the Company effected the first of such six possible one-month extensions (the “First Extension”), extending the deadline to consummate a Business Combination from March 13, 2026 to April 13, 2026. In connection with the First Extension, the Sponsor deposited $191,475 into the Trust Account as the Extension Fee, and the Company issued an unsecured, non-interest bearing promissory note to the Sponsor in the same principal amount (see Note 4). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $50,000 of interest released to the Company to pay taxes and potentially, dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to our obligations under the Companies Act to provide for claims of creditors and the requirements of other applicable law.

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

On November 28, 2024, the Company, VIWO Technology Inc., a Cayman Islands exempted company (“VIWO”) and the Merger Sub, have agreed to a Business Combination under the terms of a Merger Agreement (the “VIWO Merger Agreement”), pursuant to which the Merger Sub will merge with and into VIWO, with VIWO surviving the merger (the “VIWO Merger”). As a result, VIWO will be a wholly-owned subsidiary of Future Vision. The former security holders of VIWO will receive 9,950,250 VIWO ordinary shares valued at $100 million equal to approximately 54.89% of the ordinary shares issued and outstanding of VIWO as consideration upon the consummation of the Business Combination (“Consideration Shares”).The VIWO Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed VIWO Merger is subject to certain conditions as further described in the VIWO Merger Agreement.

The Company filed a Form 8-K with the SEC on November 29, 2024 to announce the VIWO Merger Agreement.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

The Company filed a Form 8-K with the SEC on January 20, 2026 to announce the MicroTouch Merger Agreement.

Going Concern Consideration

As of March 31, 2026, the Company had $873,737 of cash in its operating bank account, and working capital of $558,479. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” and through the consummation of the IPO on September 13, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. However, the Company has until September 13, 2026 to consummate the Initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the need to satisfy this mandatory liquidation, should a business combination not occur, and the potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to complete the Initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by September 13, 2026. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after such date.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and disclosures necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 6, 2026.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of incomes and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from these estimates. Significant estimates made by management on the condensed consolidated financial statements include, but are not limited to, the fair value of public rights and the redemption value of redeemable shares.

Cash

Cash includes demand deposits with banks that the company may deposit additional funds at any time and also effectively may withdraw funds at any time without prior notice or penalty.

Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as marketable securities. Marketable securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income earned on marketable securities held in Trust Account on the condensed consolidated statement of operations and comprehensive income. The estimated fair values of marketable securities held in Trust Account are determined using available market information. As of March 31, 2026 and December 31, 2025, the estimated fair value of marketable securities held in Trust Account was $61,762,576 and $61,035,590, respectively. For the three months ended March 31, 2026 and 2025, the Company recorded income earned on investments held in Trust Account of $535,511 and $612,361, respectively.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 approximates the carrying amounts represented on the accompanying condensed consolidated balance sheet, primarily due to their short-term nature. The carrying amounts reported on the condensed consolidated balance sheets for cash, due to a related party and promissory note – a related party, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	December 31, 2025
		(Unaudited)
Assets:
Marketable securities held in Trust Account	1	$61,762,576	$61,035,590

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., Rights), the initial carrying value of ordinary shares, net of allocated offering cost, has been classified as temporary equity, and has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected the accretion method (i) to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in capital, over an expected 18-month period (which ended March 13, 2026), which is the initial period that the Company has to complete a Business Combination. Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of franchise and income taxes as well as expenses relating to the administration of the trust account, if any, as well as required deposits to extend the deadline to complete a Business Combination ever since March 13, 2026.

For the three months ended March 31, 2026 and 2025, the Company recorded accretion of ordinary share subject to redemption value of $1,664,798 and $1,100,598, respectively.

Ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are recorded in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(5,010,612)
Offering costs allocated to redeemable shares	(1,684,693)
Plus:
Accretion of carrying value to redemption value	9,293,083
Ordinary shares subject to possible redemption as of December 31, 2025	$60,097,778
Plus:
Accretion of carrying value to redemption value	1,664,798
Ordinary shares subject to possible redemption as of March 31, 2026 (Unaudited)	$61,762,576

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed consolidated statements of operations and comprehensive income include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three months ended March 31, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Net income (loss) used in the calculation of earnings (loss) per share is as the following:

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Net income	$418,756	$454,300
Less: Accretion of redeemable ordinary shares to redemption value	(1,664,798)	(1,100,598)
Net loss including accretion of redeemable ordinary shares to redemption value	$(1,246,042)	$(646,298)

Earnings (loss) per share presented on the unaudited condensed consolidated statement of operations and comprehensive income is based on the following:

	For the Three Months Ended March 31,
	2026		2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(949,727)	$(296,315)	$(492,605)	$(153,693)
Accretion of redeemable ordinary shares to redemption value	1,664,798	-	1,100,598	-
Allocation of net income (loss)	$715,071	$(296,315)	$607,993	$(153,693)
Denominators:
Weighted-average ordinary shares outstanding	5,750,000	1,794,000	5,750,000	1,794,000

Basic and diluted earnings (loss) per share	$0.12	$(0.17)	$0.11	$(0.09)

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the three months ended March 31, 2026 and 2025.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires detailed disclosures in the notes to financial statements disaggregating specific expense categories and certain other disclosures to provide enhanced transparency into the nature and function of expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

On December 8, 2025, the FASB issued ASU 2025-11 — Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on its condensed consolidated financial statements.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

(ii) Promissory Note — Related Party (IPO)

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

(iii) Promissory Note — Related Party (Extension)

On March 4, 2026, the Company’s Board of Directors approved the First Extension, extending the deadline to consummate a Business Combination from March 13, 2026 to April 13, 2026. On March 9, 2026, in connection with the First Extension, the Company issued an unsecured promissory note (the “First Extension Promissory Note”) to the Sponsor in the principal amount of $191,475. The First Extension Promissory Note bears no interest and is payable on the earlier of: (i) the consummation of the Company’s initial Business Combination, or (ii) the date the Company is wound up and liquidates. If the Company fails to consummate a Business Combination by the expiration of its prescribed timeframe and liquidates, the First Extension Promissory Note will be forgiven and the Sponsor will have no right to payment.

At the Sponsor’s option, prior to full repayment, all or any portion of the unpaid principal may be converted into units of the Company at $10.00 per unit upon consummation of a Business Combination. The conversion units are identical to the Placement Units issued to the Sponsor in the private placement concurrent with the Company’s IPO. The Sponsor’s conversion right, when aggregated with other similar working capital or extension loans, shall not exceed $1,500,000 in aggregate principal.

The Sponsor has waived any claim to or from the Trust Account and agreed not to seek recourse against the Trust Account for any reason. An event of default occurs if the Company fails to pay within five business days of the due date or commences voluntary bankruptcy proceedings.

The proceeds of the First Extension Promissory Note of $191,475 were deposited directly into the Company’s Trust Account to fund the First Extension on March 11, 2026.

(iv) Working Capital Loans

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

For the three months ended March 31, 2026 and 2025, the Company had no borrowings under the Working Capital Loans.

(v) Administrative Services Arrangement

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

For the three months ended March 31, 2026 and 2025, the Company has accrued $30,000 and $30,000 for the service provided by the Sponsor, respectively.

Balance with the related party:

		March 31, 2026	December 31, 2025
		(Unaudited)
Amount due to a related party:
Related party	Nature
HWei Super Speed Co. Ltd.	Administrative support service fee	188,000	158,000
HWei Super Speed Co. Ltd.	Promissory note for extension	191,475	-

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

March 31, 2026

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

As of March 31, 2026 and December 31, 2025, as a result of closing of the IPO, the exercise of the Representative’s Over-Allotment Option and the sales of Placement Units in the private placement, there were 7,544,000 ordinary shares issued and outstanding, including 5,750,000 ordinary shares subject to possible redemption, which are classified as temporary equity, and 1,794,000 ordinary shares. 1,794,000 ordinary shares issued and outstanding, consisting of 1,437,500 ordinary shares of founder shares, 299,000 ordinary shares from private placement and 57,500 ordinary shares to the underwriter.

Rights

As of March 31, 2026 and December 31, 2025, there were 5,750,000 public rights included in the Public Units and 299,000 private rights include in the Placement Units outstanding. There was no right attached to the Representative Shares. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will receive one-tenth (1/10) of an ordinary share (the “Rights”) upon consummation of the initial Business Combination. In the event the Company will not be the surviving company upon completion of our initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share of the Company underlying each right upon consummation of the Business Combination unless otherwise waived in the course of the Business Combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Rights, and the Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of an initial Business Combination. Accordingly, the Rights may expire worthless.

Note 7 — Commitments &Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units (and their underlying securities), and any Working Capital Loans (up to $1,500,000) are entitled to registration rights pursuant to the registration rights agreement signed on the effective date of the IPO, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

The CODM assesses performance for the single segment and decides on resource allocation based on the net income or loss reported on the condensed consolidated statements of operations and comprehensive income. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
	(Unaudited)
Cash	$873,737	$1,024,709
Marketable securities held in Trust Account	$61,762,576	$61,035,590

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Operating expenses	$121,203	$166,900
Income earned on marketable securities held in Trust Account	$535,511	$612,361

FUTURE VISION II ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026

The CODM reviews income earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating expenses, as reported on the condensed consolidated statements of operations and comprehensive income, are the significant segment expenses provided to the CODM on a regular basis.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date through the date of these unaudited condensed consolidated financial statements were issued. Except as disclosed, the Company did not identify any other subsequent events that would require adjustment or disclosure in the condensed consolidated financial statements.

On April 8, 2026, in connection with the second one-month extension of the deadline to consummate a business combination from April 13, 2026 to May 13, 2026 (the “Second Extension”), the Company issued an unsecured promissory note (the “Second Extension Promissory Note”) to the Sponsor in the principal amount of $191,475. The terms of the Second Extension Promissory Note are substantially identical in all material respects to the terms of the First Extension Promissory Note, including with respect to interest, maturity, forgiveness upon liquidation, conversion rights, and waiver of claims against the Trust Account. The proceeds of the Second Extension Promissory Note were deposited into the Company’s Trust Account to fund the Second Extension.

On May 8, 2026, in connection with the third one-month extension of the deadline to consummate a business combination from May 13, 2026 to June 13, 2026 (the “Third Extension”), the Company issued an unsecured promissory note (the “Third Extension Promissory Note”) to the Sponsor in the principal amount of $191,475. The terms of the Third Extension Promissory Note are substantially identical in all material respects to the terms of the First and Second Extension Promissory Note, including with respect to interest, maturity, forgiveness upon liquidation, conversion rights, and waiver of claims against the Trust Account. The proceeds of the Third Extension Promissory Note were deposited into the Company’s Trust Account to fund the Third Extension.

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

For the three months ended March 31, 2026, we had a net income of $418,756, which consisted of income earned on marketable securities held in trust account of $535,511, interest income earned on bank accounts of $4,448 and operating expenses of $121,203.

For the three months ended March 31, 2025, we had a net income of $454,300, which consists of income earned on marketable securities held in trust account and cash account of $612,361, interest income earned on bank account of $8,839 and operating expenses of $166,900.

Liquidity and Capital Resources

For the three months ended March 31, 2026, cash used in operating activities was $150,972, cash used in investing activities was $191,475 and cash provided by financing activities was $191,475. As of March 31, 2026, we had cash of $873,737 available for working capital needs and marketable securities held in Trust Account of $61,762,576. All marketable securities are held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem the ordinary shares. As of March 31, 2026, none of the amount on marketable securities in the Trust Account was available to be withdrawn as described above.

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

The Company may extend the deadline to consummate a Business Combination up to six times, each by an additional one-month period, for a maximum of 24 months from the closing of the IPO. The First Extension was effected on March 4, 2026, extending the deadline from March 13, 2026 to April 13, 2026, with an Extension Fee of $191,475 deposited into the Trust Account. The Second Extension was effected on April 8, 2026, extending the deadline from April 13, 2026 to May 13, 2026, with an Extension Fee of $191,475 deposited into the Trust Account. The Third Extension was effected on May 8, 2026, extending the deadline from May 13, 2026 to June 13, 2026, with an Extension Fee of $191,475 deposited into the Trust Account. If the Company elects to effect further monthly extensions, it will be required to deposit an additional $191,475 into the Trust Account for each such extension. The Company may rely on the Sponsor to fund such Extension Fees, in which case it would issue additional promissory notes to the Sponsor on substantially similar terms.

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

As of March 31, 2026, we had cash of $873,737 and a working capital of $558,479. In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Going Concern,” we have determined, considering the funds available from our IPO consummated on September 13, 2024, that we have sufficient funds for our working capital needs until a minimum of one year from the date of issuance of these financial statements. However, we have until September 13, 2026 to consummate an initial Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the need to satisfy this mandatory liquidation requirement, should a business combination not occur, raises substantial doubt about our ability to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date. Nevertheless, there can be no assurance that we will be able to consummate a business combination by September 13, 2026. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after such date.

Off-Balance Sheet Arrangements

As of March 31, 2026, we have no obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2026, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

While our significant accounting policies are more fully described in Note 2 — Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements, we believe that there were the following critical accounting policies that affected the preparation of financial statements.

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

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., Rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected the accretion method (i) to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, by a charge against additional paid-in-capital over an expected 18-month period (which ended March 13, 2026), which is the initial period that the Company has to complete a Business Combination. Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of franchise and income taxes as well as expenses relating to the administration of the trust account, if any, as well as required deposits to extend the deadline to complete a Business Combination ever since March 13, 2026.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires detailed disclosures in the notes to financial statements disaggregating specific expense categories and certain other disclosures to provide enhanced transparency into the nature and function of expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. Our management does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on our condensed consolidated financial statements.

On December 8, 2025, the FASB issued ASU 2025-11 — Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2025-11 may have on our condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the registration statements on Form S-1 and the annual report on Form 10-K for our IPO filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K, with the exception of the following updated risk factor regarding our continued listing on The Nasdaq Capital Market:

We have received a notice from Nasdaq that we are not in compliance with the minimum public holders requirement. If we are unable to regain compliance, our securities may be delisted, which would likely have a material adverse effect on the liquidity of our securities and could potentially impact our ability to consummate our initial business combination.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on May 7, 2026, we received a written notice (the “Notice”) from Nasdaq on May 5, 2026, indicating that the Company is no longer in compliance with Nasdaq Listing Rule 5550(a)(3), which requires the Company to maintain a minimum of 300 public holders (the “Round Lot Holder Requirement”) for continued listing on The Nasdaq Capital Market.

The Notice has no immediate effect on the listing or trading of our securities. However, under Nasdaq’s Listing Rules, we have until June 22, 2026, to submit a plan to regain compliance. While we intend to submit a compliance plan within the requisite timeframe, there can be no assurance that Nasdaq will accept our plan. If our plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance. If Nasdaq does not accept our plan, or if we fail to regain compliance within the allotted extension period, our securities will be subject to delisting.

The ability to cure a deficiency in the Round Lot Holder Requirement often depends on the trading activity and distribution of our ordinary shares, which are factors largely outside of our control. If our securities are delisted from Nasdaq, we could face significant material adverse consequences, including:

-	a limited availability of market quotations for our securities and reduced liquidity;

-	a determination that our ordinary shares are “penny stocks,” which would require brokers to adhere to more stringent rules and possibly result in a reduced level of trading activity;

-	a limited amount of news and analyst coverage; and

-	a decreased ability to obtain additional financing.

Furthermore, the consummation of our initial business combination with MT is subject to various closing conditions, including the requirement that our securities remain listed on a national securities exchange. A delisting could result in a failure to satisfy these closing conditions, which may prevent or significantly delay the completion of the business combination. If we are unable to consummate the business combination within the time period required by our organizational documents, we will be forced to liquidate and dissolve.

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

On September 13, 2024, a total of $57,787,500 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the public shareholders. For the three months ended March 31, 2026 and 2025, income earned on marketable securities held in Trust Account were $535,511 and $612,361. As of March 31, 2026, the fair value of marketable securities held in Trust Account of $61,762,576.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 5, 2026, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is no longer in compliance with Nasdaq Listing Rule 5550(a)(3) because it failed to maintain a minimum of 300 public holders (the “Round Lot Holder Requirement”). The Notice is a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s ordinary shares on The Nasdaq Capital Market.

The Company is currently evaluating various courses of action to resolve the deficiency and is actively working to develop a plan to regain compliance with the Round Lot Holder Requirement. The Company intends to submit this compliance plan to Nasdaq on or before the June 22, 2026 deadline. If Nasdaq accepts the plan, the Company may be granted an extension of up to 180 calendar days from the date of the Notice to evidence compliance.

While the Company intends to regain compliance, there can be no assurance that Nasdaq will accept the Company’s plan or that the Company will be able to satisfy the Round Lot Holder Requirement within the allotted extension period. For additional information regarding the risks associated with this deficiency, please see “Part II, Item 1A. Risk Factors.”

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

Dated: May 15, 2026	FUTURE VISION II ACQUISITION CORP.

	By:	/s/ Chen Caihong
	Name:	Chen Caihong
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)