Form 10-Q
period 2026-06-30
Future Vision II Acquisition Corp.
filed 2026-08-11
CIK 2010653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of June 30, 2026, there were 7,544,000 ordinary shares, $0.0001 par value issued and outstanding (excluding the 5,750,000 ordinary shares underlying the FVNNU issued in the IPO.).

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE VISION II ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

Currency expressed in United States dollars (“US$”)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$788,401	$1,024,709
Prepaid expenses	44,232	-
Marketable securities held in Trust Account	62,882,640	61,035,590
Total current assets	63,715,273	62,060,299

TOTAL ASSETS	$63,715,273	$62,060,299

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity
Current liabilities
Due to a related party	$218,333	$158,000
Promissory note - a related party	765,900	-
Total current liabilities	984,233	158,000

Total Liabilities	984,233	158,000

Commitments and contingencies (Note 7)	-	-

Ordinary shares subject to possible redemption, 5,750,000 shares subject to possible redemption at June 30, 2026 and December 31, 2025	62,882,640	60,097,778

Shareholders’ (Deficit) Equity:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 1,794,000 shares issued and outstanding (excluding 5,750,000 shares subject to redemption) at June 30, 2026 and December 31, 2025	179	179
Additional paid-in capital	-	1,804,342
Accumulated deficit	(151,779)	-
Total Shareholders’ (Deficit) Equity	(151,600)	1,804,521
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY	$63,715,273	$62,060,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Currency expressed in United States dollars (“US$”)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and operating costs	$109,436	$40,504	$200,639	$177,404
Administrative fee	30,333	30,333	60,333	60,333
Total operating expenses	139,769	70,837	260,972	237,737

Loss from operations	(139,769)	(70,837)	(260,972)	(237,737)

Other income:
Interest income	4,115	8,301	8,563	17,140
Income earned on marketable securities held in Trust Account	545,639	614,436	1,081,150	1,226,797
Total other income	549,754	622,737	1,089,713	1,243,937

Income before income taxes	409,985	551,900	828,741	1,006,200
Income taxes provision	-	-	-	-
Net income	409,985	551,900	828,741	1,006,200

Other comprehensive income	-	-	-	-
Comprehensive income	$409,985	$551,900	$828,741	$1,006,200

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted earnings per ordinary share, redeemable ordinary shares	$0.10	$0.21	$0.23	$0.32
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,794,000	1,794,000	1,794,000	1,794,000
Basic and diluted loss per ordinary share, non-redeemable ordinary shares	$(0.09)	$(0.37)	$(0.26)	$(0.45)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Currency expressed in United States dollars (“US$”), except for number of shares

For the Three and Six Months Ended June 30, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2026	1,794,000	$179	$1,804,342	$-	$1,804,521
Net income	-	-	-	418,756	418,756
Accretion of ordinary share subject to redemption value	-	-	(1,246,042)	(418,756)	(1,664,798)
Balance as of March 31, 2026 (Unaudited)	1,794,000	$179	$558,300	$-	$558,479
Net income	-	-	-	409,985	409,985
Accretion of ordinary share subject to redemption value	-	-	(558,300)	(561,764)	(1,120,064)
Balance as of June 30, 2026 (Unaudited)	1,794,000	$179	$-	$(151,779)	$(151,600)

For the Three and Six Months Ended June 30, 2025

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	earnings	Equity
Balance as of January 1, 2025	1,794,000	$179	$7,694,028	$-	$7,694,207
Net income	-	-	-	454,300	454,300
Accretion of ordinary share subject to redemption value	-	-	(646,298)	(454,300)	(1,100,598)
Balance as of March 31, 2025 (Unaudited)	1,794,000	$179	$7,047,730	$-	$7,047,909
Net income	-	-	-	551,900	551,900
Accretion of ordinary share subject to redemption value	-	-	(2,756,823)	(551,900)	(3,308,723)
Balance as of June 30, 2025 (Unaudited)	1,794,000	$179	$4,290,907	$-	$4,291,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Currency expressed in United States dollars (“US$”)

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income	$828,741	$1,006,200
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(1,081,150)	(1,226,797)
Changes in operating assets and liabilities:
Prepaid expenses	(44,232)	(40,978)
Due to a related party	60,333	60,333
Net Cash Used in Operating Activities	(236,308)	(201,242)

Cash Flows from Investing Activities:
Investment of cash in Trust Account - extension deposits	(765,900)	-
Net Cash Used in Investing Activities	(765,900)	-

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to a related party	765,900	-
Payment of offering costs	-	(16,000)
Net Cash Provided by (Used in) Financing Activities	765,900	(16,000)

Net Change in Cash	(236,308)	(217,242)
Cash, Beginning of Period	1,024,709	1,332,505
Cash, End of Period	$788,401	$1,115,263

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accretion of ordinary shares subject to redemption value	$2,784,862	$4,409,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

On November 12, 2024, the Company formed a wholly-owned subsidiary, Future Vision II Acquisition Merger Subsidiary Corp. (the “Merger Sub”), which is an exempted company incorporated under the laws of the Cayman Islands, for the purpose of consummating a Business Combination.

As of June 30, 2026, the Company had not commenced any operations. All activities through June 30, 2026 have been limited to the Company’s organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on September 13, 2024, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 180 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, as determined by the Company. The proceeds from this offering held in the trust account will not be released from the trust account (1) to the Company, until the completion of the initial Business Combination, or (2) to public shareholders, until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any ordinary shares sold as part of the units in this offering (the “public shares”) properly submitted in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s ordinary shares the right to have their shares redeemed in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination by March 13, 2026 (as extended to August 13, 2026 pursuant to the First, Second, Third, Fourth and Fifth Extension defined below) or up to September 13, 2026 (an “Extension Period”) or (B) with respect to any other provision relating to the rights of holders of the Company’s ordinary shares, and (c) the redemption of the Company’s public shares if it has not consummated the Business Combination within 18 months from the closing of this offering or during any Extension Period, subject to applicable law. Public shareholders who redeem their ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within 18 months from the closing of this offering, with respect to such ordinary shares so redeemed. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

The Company will have until 18 months from the closing of the IPO (or up to 24 months from the closing of this offering if the Company extends the period of time to consummate a Business Combination by up to six additional months through six one-month extensions of time, as further provided in the Company’s amended and restated memorandum and articles of association) to consummate a Business Combination (the “Combination Period”). On March 4, 2026, the Company effected the first of such six possible one-month extensions (the “First Extension”), extending the deadline to consummate a Business Combination from March 13, 2026 to April 13, 2026. On April 8, 2026, the Company effected the second of such six possible one-month extensions (the “Second Extension”), extending the deadline from April 13, 2026 to May 13, 2026. On May 8, 2026, the Company effected the third of such six possible one-month extensions (the “Third Extension”), extending the deadline from May 13, 2026 to June 13, 2026. On June 8, 2026, the Company effected the fourth of such six possible one-month extensions (the “Fourth Extension”), extending the deadline from June 13, 2026 to July 13, 2026. On July 8, 2026, the Company effected the fifth of such six possible one-month extensions (the “Fifth Extension”), extending the deadline from July 13, 2026 to August 13, 2026. The First, Second, Third, Fourth and Fifth Extensions are collectively referred to as the “Extensions”. In connection with each of the Extensions, the Sponsor deposited $191,475 into the Trust Account as the Extension Fee, and the Company issued an unsecured, non-interest bearing promissory note to the Sponsor in the same principal amount (see Note 4). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $50,000 of interest released to the Company to pay taxes and potentially, dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to our obligations under the Companies Act to provide for claims of creditors and the requirements of other applicable law.

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

June 30, 2026

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

The Company filed a Form 8-K with the SEC on January 20, 2026 to announce the MicroTouch Merger Agreement.

On May 11, 2026, the Company filed a Registration Statement on Form S-4 with the SEC in connection with the MicroTouch Merger. On June 12, 2026, the Company filed Amendment No. 1 to the Form S-4. On June 26, 2026, the SEC declared the Form S-4 effective.

On July 23, 2026, the Company held an extraordinary general meeting (the “EGM”), at which its shareholders approved the MicroTouch Merger contemplated by the MicroTouch Merger Agreement. The Company filed a Form 8-K with the SEC on July 27, 2026 to report the results of the EGM.

Going Concern Consideration

As of June 30, 2026, the Company had $788,401 of cash in its operating bank account, and working capital deficit of $151,600. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” and through the consummation of the IPO on September 13, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. However, the Company has until September 13, 2026 to consummate the Initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the need to satisfy this mandatory liquidation, should a business combination not occur, and the potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2026

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and disclosures necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other future period.

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

June 30, 2026

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

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as marketable securities. Marketable securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income earned on marketable securities held in Trust Account on the condensed consolidated statement of operations and comprehensive income. The estimated fair values of marketable securities held in Trust Account are determined using available market information. As of June 30, 2026 and December 31, 2025, the estimated fair value of marketable securities held in Trust Account was $62,882,640 and $61,035,590, respectively. For the three months ended June 30, 2026 and 2025, the Company recorded income earned on investments held in Trust Account of $545,639 and $614,436, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded income earned on investments held in Trust Account of $1,081,150 and $1,226,797, respectively.

As of June 30, 2026, the Company classified its marketable securities held in the Trust Account as current assets, as the mandatory redemption date of September 13, 2026 is within one year from the date of condensed consolidated balance sheet.

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

June 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
		(Unaudited)
Assets:
Marketable securities held in Trust Account	1	$62,882,640	$61,035,590

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

June 30, 2026

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

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., Rights), the initial carrying value of ordinary shares, net of allocated offering cost, has been classified as temporary equity, and has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected the accretion method (i) to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in capital, or in the absence of both retained earnings and additional paid-in capital, as an increase to accumulated deficit, over an expected 18-month period (which ended March 13, 2026), which is the initial period that the Company has to complete a Business Combination. Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of franchise and income taxes as well as expenses relating to the administration of the trust account, if any, as well as required deposits to extend the deadline to complete a Business Combination ever since March 13, 2026. During the Extension Period subsequent to March 13, 2026, the Company changed the method to (ii) to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.

For the three months ended June 30, 2026 and 2025, the Company recorded accretion of ordinary share subject to redemption value of $1,120,064 and $3,308,723, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded accretion of ordinary share subject to redemption value of $2,784,862 and $4,409,321, respectively.

Ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are recorded in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(5,010,612)
Offering costs allocated to redeemable shares	(1,684,693)
Plus:
Accretion of carrying value to redemption value	9,293,083
Ordinary shares subject to possible redemption as of December 31, 2025	$60,097,778
Plus:
Accretion of carrying value to redemption value	2,784,862
Ordinary shares subject to possible redemption as of June 30, 2026 (Unaudited)	$62,882,640

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed consolidated statements of operations and comprehensive income include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three and six months ended June 30, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Net income used in the calculation of earnings (loss) per share is as the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$409,985	$551,900	$828,741	$1,006,200
Less: Accretion of redeemable ordinary shares to redemption value	(1,120,064)	(3,308,723)	(2,784,862)	(4,409,321)
Net loss including accretion of redeemable ordinary shares to redemption value	$(710,079)	$(2,756,823)	$(1,956,121)	$(3,403,121)

Earnings (loss) per share presented on the unaudited condensed consolidated statement of operations and comprehensive income for the three months ended June 30, 2026 and 2025 is based on the following:

	For the Three Months Ended June 30,
	2026		2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(541,219)	$(168,860)	$(2,101,237)	$(655,586)
Accretion of redeemable ordinary shares to redemption value	1,120,064	-	3,308,723	-
Allocation of net income (loss)	$578,845	$(168,860)	$1,207,486	$(655,586)
Denominators:
Weighted-average ordinary shares outstanding	5,750,000	1,794,000	5,750,000	1,794,000

Basic and diluted earnings (loss) per share	$0.10	$(0.09)	$0.21	$(0.37)

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Earnings (loss) per share presented on the unaudited condensed consolidated statement of operations and comprehensive income for the six months ended June 30, 2026 and 2025 is based on the following:

	For the Six Months Ended June 30,
	2026		2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(1,490,946)	$(465,175)	$(2,593,842)	$(809,279)
Accretion of redeemable ordinary shares to redemption value	2,784,862	-	4,409,321	-
Allocation of net income (loss)	$1,293,916	$(465,175)	$1,815,479	$(809,279)
Denominators:
Weighted-average ordinary shares outstanding	5,750,000	1,794,000	5,750,000	1,794,000

Basic and diluted earnings (loss) per share	$0.23	$(0.26)	$0.32	$(0.45)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the three and six months ended June 30, 2026 and 2025.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

June 30, 2026

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(iii) Promissory Note — Related Party (Extension)

On March 4, 2026, April 7, 2026, May 7, 2026, June 7, 2026 and July 7, 2026, the Company’s Board of Directors approved the First, Second, Third, Fourth and Fifth Extensions, respectively, extending the deadline to consummate a Business Combination from March 13, 2026 to April 13, 2026, from April 13, 2026 to May 13, 2026, from May 13, 2026 to June 13, 2026, from June 13, 2026 to July 13, 2026, and from July 13, 2026 to August 13, 2026, respectively. On March 9, 2026, April 11, 2026, May 11, 2026, June 11, 2026 and July 13, 2026, in connection with each Extension, the Company issued an unsecured promissory note to the Sponsor in the principal amount of $191,475 each (collectively the “Extension Promissory Notes”). The Extension Promissory Notes bear no interest and are payable on the earlier of: (i) the consummation of the Company’s initial Business Combination, or (ii) the date the Company is wound up and liquidates. If the Company fails to consummate a Business Combination by the expiration of its prescribed timeframe and liquidates, the Extension Promissory Notes will be forgiven and the Sponsor will have no right to payment.

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

As of June 30, 2026, the proceeds of the Extension Promissory Notes of $191,475 each (aggregating $765,900 in total) were deposited directly into the Company’s Trust Account to fund the corresponding Extensions.

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

For the three and six months ended June 30, 2026 and 2025, the Company had no borrowings under the Working Capital Loans.

(v) Administrative Services Arrangement

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

For the three months ended June 30, 2026 and 2025, the Company has accrued $30,333 and $30,333 for the service provided by the Sponsor, respectively. For the six months ended June 30, 2026 and 2025, the Company has accrued $60,333 and $60,333 for the service provided by the Sponsor, respectively.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Balance with the related party:

		June 30, 2026	December 31, 2025
		(Unaudited)
Amount due to a related party:
Related party	Nature
HWei Super Speed Co. Ltd.	Administrative support service fee	218,333	158,000
HWei Super Speed Co. Ltd.	Promissory note for extension	765,900	-

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

As of June 30, 2026 and December 31, 2025, as a result of closing of the IPO, the exercise of the Representative’s Over-Allotment Option and the sales of Placement Units in the private placement, there were 7,544,000 ordinary shares issued and outstanding, including 5,750,000 ordinary shares subject to possible redemption, which are classified as temporary equity, and 1,794,000 ordinary shares. 1,794,000 ordinary shares issued and outstanding, consisting of 1,437,500 ordinary shares of founder shares, 299,000 ordinary shares from private placement and 57,500 ordinary shares to the underwriter.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Rights

As of June 30, 2026 and December 31, 2025, there were 5,750,000 public rights included in the Public Units and 299,000 private rights include in the Placement Units outstanding. There was no right attached to the Representative Shares. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will receive one-tenth (1/10) of an ordinary share (the “Rights”) upon consummation of the initial Business Combination. In the event the Company will not be the surviving company upon completion of our initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share of the Company underlying each right upon consummation of the Business Combination unless otherwise waived in the course of the Business Combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Rights, and the Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of an initial Business Combination. Accordingly, the Rights may expire worthless.

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
June 30, 2026

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

	June 30, 2026	December 31, 2025
	(Unaudited)
Cash	$788,401	$1,024,709
Marketable securities held in Trust Account	$62,882,640	$61,035,590

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses	$139,769	$70,837	$260,972	$237,737
Income earned on marketable securities held in Trust Account	$545,639	$614,436	$1,081,150	$1,226,797

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
June 30, 2026

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

On July 8, 2026, in connection with the fifth one-month extension of the deadline to consummate a business combination from July 13, 2026 to August 13, 2026 (the “Fifth Extension”), the Company issued an unsecured promissory note (the “Fifth Extension Promissory Note”) to the Sponsor in the principal amount of $191,475. The terms of the Fifth Extension Promissory Note are substantially identical in all material respects to the terms of each of the Extension Promissory Notes, including with respect to interest, maturity, forgiveness upon liquidation, conversion rights, and waiver of claims against the Trust Account. The proceeds of the Fifth Extension Promissory Note were deposited into the Company’s Trust Account to fund the Fifth Extension.

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

For the three months ended June 30, 2026, we had a net income of $409,985, which consisted of income earned on marketable securities held in trust account of $545,639, interest income earned on bank accounts of $4,115 and operating expenses of $139,769.

For the three months ended June 30, 2025, we had a net income of $551,900, which consists of income earned on marketable securities held in trust account of $614,436, interest income earned on bank account of $8,301 and operating expenses of $70,837.

For the six months ended June 30, 2026, we had a net income of $828,741, which consisted of income earned on marketable securities held in trust account of $1,081,150, interest income earned on bank accounts of $8,563 and operating expenses of $260,972.

For the six months ended June 30, 2025, we had a net income of $1,006,200, which consists of income earned on marketable securities held in trust account of $1,226,797, interest income earned on bank account of $17,140 and operating expenses of $237,737.

Liquidity and Capital Resources

For the six months ended June 30, 2026, cash used in operating activities was $236,308, cash used in investing activities was $765,900 and cash provided by financing activities was $765,900. As of June 30, 2026, we had cash of $788,401 available for working capital needs and marketable securities held in Trust Account of $62,882,640. All marketable securities are held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem the ordinary shares. As of June 30, 2026, none of the amount on marketable securities in the Trust Account was available to be withdrawn as described above.

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

The Company may extend the deadline to consummate a Business Combination up to six times, each by an additional one-month period, for a maximum of 24 months from the closing of the IPO. The First Extension was effected on March 4, 2026, extending the deadline from March 13, 2026 to April 13, 2026, with an Extension Fee of $191,475 deposited into the Trust Account. The Second Extension was effected on April 8, 2026, extending the deadline from April 13, 2026 to May 13, 2026, with an Extension Fee of $191,475 deposited into the Trust Account. The Third Extension was effected on May 8, 2026, extending the deadline from May 13, 2026 to June 13, 2026, with an Extension Fee of $191,475 deposited into the Trust Account. The Fourth Extension was effected on June 8, 2026, extending the deadline from June 13, 2026 to July 13, 2026, with an Extension Fee of $191,475 deposited into the Trust Account. The Fifth Extension was effected on July 13, 2026, extending the deadline from July 13, 2026 to August 13, 2026, with an Extension Fee of $191,475 deposited into the Trust Account. If the Company elects to effect further monthly extensions, it will be required to deposit an additional $191,475 into the Trust Account for each such extension. The Company may rely on the Sponsor to fund such Extension Fees, in which case it would issue additional promissory notes to the Sponsor on substantially similar terms.

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

As of June 30, 2026, we had cash of $788,401 and a working capital deficit of $151,600. In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Going Concern,” we have determined, considering the funds available from our IPO consummated on September 13, 2024, that we have sufficient funds for our working capital needs until a minimum of one year from the date of issuance of these financial statements. However, we have until September 13, 2026 to consummate an initial Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the need to satisfy this mandatory liquidation requirement, should a business combination not occur, raises substantial doubt about our ability to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date. Nevertheless, there can be no assurance that we will be able to consummate a business combination by September 13, 2026. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after such date.

Off-Balance Sheet Arrangements

As of June 30, 2026, we have no obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2026, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., Rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected the accretion method (i) to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, by a charge against additional paid-in-capital, or in the absence of both retained earnings and additional paid-in capital, as an increase to accumulated deficit, over an expected 18-month period (which ended March 13, 2026), which is the initial period that the Company has to complete a Business Combination. Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of franchise and income taxes as well as expenses relating to the administration of the trust account, if any, as well as required deposits to extend the deadline to complete a Business Combination ever since March 13, 2026.

During the Extension Period subsequent to March 13, 2026, the Company changed the method to (ii) to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

On September 13, 2024, a total of $57,787,500 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the public shareholders. For the three months ended June 30, 2026 and 2025, income earned on marketable securities held in Trust Account were $545,639 and $614,436. For the six months ended June 30, 2026 and 2025, income earned on marketable securities held in Trust Account were $1,081,150 and $1,226,797. As of June 30, 2026, the fair value of marketable securities held in Trust Account of $62,882,640.

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

Dated: August 11, 2026	FUTURE VISION II ACQUISITION CORP.

	By:	/s/ Chen Caihong
	Name:	Chen Caihong
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)