Form 10-Q
period 2026-09-30
Future Vision II Acquisition Corp.
filed 2026-11-12
CIK 2010653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of September 30, 2026, there were 5,673,970 ordinary shares, $0.0001 par value issued and outstanding (excluding the 3,879,970 ordinary shares underlying the FVNNU issued in the IPO.).

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE VISION II ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

Currency expressed in United States dollars (“US$”)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$732,595	$1,024,709
Prepaid expenses	28,609	-
Marketable securities held in Trust Account	43,202,306	61,035,590
Total current assets	43,963,510	62,060,299

TOTAL ASSETS	$43,963,510	$62,060,299

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity
Current liabilities
Due to a related party	$249,000	$158,000
Promissory note - a related party	1,213,850	-
Total current liabilities	1,462,850	158,000

Total Liabilities	1,462,850	158,000

Commitments and contingencies (Note 7)	-	-

Ordinary shares subject to possible redemption, 3,879,970 and 5,750,000 shares subject to possible redemption at September 30, 2026 and December 31, 2025, respectively	43,202,306	60,097,778

Shareholders’ (Deficit) Equity:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 1,794,000 shares issued and outstanding (excluding 3,879,970 and 5,750,000 shares subject to redemption) at September 30, 2026 and December 31, 2025, respectively	179	179
Additional paid-in capital	-	1,804,342
Accumulated deficit	(701,825)	-
Total Shareholders’ (Deficit) Equity	(701,646)	1,804,521
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY	$43,963,510	$62,060,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Currency expressed in United States dollars (“US$”)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and operating costs	$75,226	$38,549	$275,865	$215,953
Administrative fee	30,667	30,667	91,000	91,000
Total operating expenses	105,893	69,216	366,865	306,953

Loss from operations	(105,893)	(69,216)	(366,865)	(306,953)

Other income:
Interest income	3,797	7,701	12,360	24,841
Income earned on marketable securities held in Trust Account	498,147	618,724	1,579,297	1,845,521
Total other income	501,944	626,425	1,591,657	1,870,362

Income before income taxes	396,051	557,209	1,224,792	1,563,409
Income taxes provision	-	-	-	-
Net income	396,051	557,209	1,224,792	1,563,409

Other comprehensive income	-	-	-	-
Comprehensive income	$396,051	$557,209	$1,224,792	$1,563,409

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,709,347	5,750,000	5,736,300	5,750,000
Basic and diluted earnings per ordinary share, redeemable ordinary shares	$0.09	$0.15	$0.32	$0.46
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,794,000	1,794,000	1,794,000	1,794,000
Basic and diluted loss per ordinary share, non-redeemable ordinary shares	$(0.07)	$(0.16)	$(0.33)	$(0.61)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

Currency expressed in United States dollars (“US$”), except for number of shares

For the Three and Nine Months Ended September 30, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2026	1,794,000	$179	$1,804,342	$-	$1,804,521
Net income	-	-	-	418,756	418,756
Accretion of ordinary share subject to redemption value	-	-	(1,246,042)	(418,756)	(1,664,798)
Balance as of March 31, 2026 (Unaudited)	1,794,000	$179	$558,300	$-	$558,479
Net income	-	-	-	409,985	409,985
Accretion of ordinary share subject to redemption value	-	-	(558,300)	(561,764)	(1,120,064)
Balance as of June 30, 2026 (Unaudited)	1,794,000	$179	$-	$(151,779)	$(151,600)
Net income	-	-	-	396,051	396,051
Accretion of ordinary share subject to redemption value	-	-	-	(946,097)	(946,097)
Balance as of September 30, 2026 (Unaudited)	1,794,000	$179	$-	$(701,825)	$(701,646)

For the Three and Nine Months Ended September 30, 2025

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	earnings	Equity
Balance as of January 1, 2025	1,794,000	$179	$7,694,028	$-	$7,694,207
Net income	-	-	-	454,300	454,300
Accretion of ordinary share subject to redemption value	-	-	(646,298)	(454,300)	(1,100,598)
Balance as of March 31, 2025 (Unaudited)	1,794,000	$179	$7,047,730	$-	$7,047,909
Net income	-	-	-	551,900	551,900
Accretion of ordinary share subject to redemption value	-	-	(2,756,823)	(551,900)	(3,308,723)
Balance as of June 30, 2025 (Unaudited)	1,794,000	$179	$4,290,907	$-	$4,291,086
Net income	-	-	-	557,209	557,209
Accretion of ordinary share subject to redemption value	-	-	(1,235,375)	(557,209)	(1,792,584)
Balance as of September 30, 2025 (Unaudited)	1,794,000	$179	$3,055,532	$-	$3,055,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Currency expressed in United States dollars (“US$”)

	For the Nine Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income	$1,224,792	$1,563,409
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(1,579,297)	(1,845,521)
Changes in operating assets and liabilities:
Prepaid expenses	(28,609)	(17,270)
Due to a related party	91,000	91,000
Net Cash Used in Operating Activities	(292,114)	(208,382)

Cash Flows from Investing Activities:
Investment of cash in Trust Account - extension deposits	(1,213,850)	-
Cash withdrawn from Trust Account to pay public shareholder redemptions	20,626,431	-
Net Cash Provided by Investing Activities	19,412,581	-

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to a related party	1,213,850	-
Redemption of Public Shares	(20,626,431)
Payment of offering costs	-	(16,000)
Net Cash Used in Financing Activities	(19,412,581)	(16,000)

Net Change in Cash	(292,114)	(224,382)
Cash, Beginning of Period	1,024,709	1,332,505
Cash, End of Period	$732,595	$1,108,123

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accretion of ordinary shares subject to redemption value	$3,730,959	$6,201,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activities through September 30, 2026 have been limited to the Company’s organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Following the closing of the IPO on September 13, 2024, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 180 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, as determined by the Company. The proceeds from this offering held in the trust account will not be released from the trust account (1) to the Company, until the completion of the initial Business Combination, or (2) to public shareholders, until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any ordinary shares sold as part of the units in this offering (the “public shares”) properly submitted in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s ordinary shares the right to have their shares redeemed in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination by March 13, 2026 (as extended to November 13, 2026 pursuant to the First through Sixth Extension and the Further First and Second Extension defined below) or up to September 13, 2027 (an “Extension Period”) or (B) with respect to any other provision relating to the rights of holders of the Company’s ordinary shares, and (c) the redemption of the Company’s public shares if it has not consummated the Business Combination within 18 months from the closing of this offering or during any Extension Period, subject to applicable law. Public shareholders who redeem their ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within 18 months from the closing of this offering, with respect to such ordinary shares so redeemed. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

September 30, 2026

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

The Company will have until 18 months from the closing of the IPO (or up to 24 months from the closing of this offering if the Company extends the period of time to consummate a Business Combination by up to six additional months through six one-month extensions of time, as further provided in the Company’s amended and restated memorandum and articles of association) to consummate a Business Combination (the “Combination Period”). On March 4, 2026, the Company effected the first of such six possible one-month extensions (the “First Extension”), extending the deadline to consummate a Business Combination from March 13, 2026 to April 13, 2026. On April 8, 2026, the Company effected the second of such six possible one-month extensions (the “Second Extension”), extending the deadline from April 13, 2026 to May 13, 2026. On May 8, 2026, the Company effected the third of such six possible one-month extensions (the “Third Extension”), extending the deadline from May 13, 2026 to June 13, 2026. On June 8, 2026, the Company effected the fourth of such six possible one-month extensions (the “Fourth Extension”), extending the deadline from June 13, 2026 to July 13, 2026. On July 8, 2026, the Company effected the fifth of such six possible one-month extensions (the “Fifth Extension”), extending the deadline from July 13, 2026 to August 13, 2026. On August 12, 2026, the Company effected the sixth of such six possible one-month extensions (the “Sixth Extension”), extending the deadline from August 13, 2026 to September 13, 2026. The First, Second, Third, Fourth, Fifth and Sixth Extensions are collectively referred to as the “Extensions”. In connection with each of the Extensions, the Sponsor deposited $191,475 into the Trust Account as the Extension Fee, and the Company issued an unsecured, non-interest bearing promissory note to the Sponsor in the same principal amount (see Note 5(iii)).

On August 21, 2026, the Company held an extraordinary general meeting at which shareholders approved the Amended and Restated Memorandum and Articles of Association (the “MAOA”) and the amendment to the Investment Management Trust Agreement. The Amended and Restated MAOA authorized the Board, without further shareholder approval, to extend the deadline to consummate a Business Combination by up to twelve additional one-month periods, from September 13, 2026 to September 13, 2027, representing the maximum 36-month period from the effectiveness of the IPO registration statement permitted by Nasdaq Listing Rule IM-5101-2.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

In connection with the August 2026 shareholder approvals, holders of public shares were entitled to redeem their shares. As finally settled on September 29, 2026, 1,870,030 public shares were redeemed at approximately $11.03 per share, with an aggregate of $20,626,431 paid from the Trust Account. Following the redemption, 3,879,970 public shares remained outstanding.

On September 10, 2026, pursuant to the Amended and Restated MAOA and upon the request of the Sponsor, the Board of Directors approved a further one-month extension of the Business Combination Deadline from September 13, 2026 to October 13, 2026 (the “Further First Extension”). On October 12, 2026, the Board of Directors approved a further one-month extension of the Business Combination Deadline from October 13, 2026 to November 13, 2026 (the “Further Second Extension”). The Further First and Second Extensions are collectively referred to as the “Further Extensions”. In connection with each Further Extension, the Sponsor deposited $65,000 into the Trust Account as Extension Fee, and the Company issued an unsecured, non-interest bearing promissory note to the Sponsor in the principal amount of $65,000 (see Note 5(iii)). The promissory note matures upon the consummation of the initial Business Combination and will be forgiven if the Company does not consummate an initial Business Combination. At the Sponsor’s option, upon consummation of the initial Business Combination, the unpaid principal balance may be converted into units of the Company at a conversion price of $10.00 per unit.

On August 21, 2026, the Company and Wilmington Trust, National Association (the “Trustee”) entered into an Amendment to the Investment Management Trust Agreement (the “Trust Amendment”), which was approved at an extraordinary general meeting held on August 21, 2026. Pursuant to the Trust Amendment, Section 1(i) of the Trust Agreement was amended and restated to provide that the Trustee shall commence liquidation of the Trust Account upon the later of (1) September 13, 2026, or up to September 13, 2027 if the Company elects to extend the time to complete its initial Business Combination up to twelve (12) times by an additional one month each time (each, a “New Monthly Extension”), provided that the Sponsor or its designee deposits into the Trust Account an extension fee equal to the lesser of (i) $65,000 for all remaining Public Shares and (ii) $0.0333 for each remaining Public Share in the Trust Account for each New Monthly Extension, and (2) such later date as may be approved by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association.

If the Company is unable to complete a Business Combination by November 13, 2026, as such date may be extended by the Board of Directors up to ten additional one-month periods to September 13, 2027 without further shareholder approval, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $50,000 of interest released to the Company to pay taxes and potentially, dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to our obligations under the Companies Act to provide for claims of creditors and the requirements of other applicable law.

The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the initial Trust Account deposit per Public Share ($10.05).

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

September 30, 2026

On May 11, 2026, the Company filed a Registration Statement on Form S-4 with the SEC in connection with the MicroTouch Merger. On June 12, 2026, the Company filed Amendment No. 1 to the Form S-4. On June 26, 2026, the SEC declared the Form S-4 effective.

On July 23, 2026, the Company held an extraordinary general meeting, at which its shareholders approved the MicroTouch Merger contemplated by the MicroTouch Merger Agreement. The Company filed a Form 8-K with the SEC on July 27, 2026 to report the results of the extraordinary general meeting.

Going Concern Consideration

As of September 30, 2026, the Company had $732,595 of cash in its operating bank account, and working capital deficit of $701,646. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” and through the consummation of the IPO on September 13, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. However, the Company has until September 13, 2027 to consummate the Initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the need to satisfy this mandatory liquidation, should a business combination not occur, and the potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to complete the Initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by September 13, 2027. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after such date.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and disclosures necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 6, 2026.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as marketable securities. Marketable securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income earned on marketable securities held in Trust Account on the condensed consolidated statement of operations and comprehensive income. The estimated fair values of marketable securities held in Trust Account are determined using available market information. As of September 30, 2026 and December 31, 2025, the estimated fair value of marketable securities held in Trust Account was $43,202,306 and $61,035,590, respectively. For the three months ended September 30, 2026 and 2025, the Company recorded income earned on investments held in Trust Account of $498,147 and $618,724, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded income earned on investments held in Trust Account of $1,579,297 and $1,845,521, respectively.

As of September 30, 2026, the Company classified its marketable securities held in the Trust Account as current assets, as the mandatory redemption date of September 13, 2027 is within one year from the date of condensed consolidated balance sheet.

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

September 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	December 31, 2025
		(Unaudited)
Assets:
Marketable securities held in Trust Account	1	$43,202,306	$61,035,590

Ordinary Shares Subject to Possible Redemption

All of the 5,750,000 Ordinary Shares sold as part of the Units in the IPO initially contained a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association as disclosed in Note 1. In connection with the extraordinary general meeting held on August 21, 2026, 1,870,030 Public Shares were redeemed. As of September 30, 2026 and December 31, 2025, 3,879,970 and 5,750,000 ordinary shares remained subject to possible redemption, respectively.

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., Rights), the initial carrying value of ordinary shares, net of allocated offering cost, has been classified as temporary equity, and has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company elected the accretion method (i) to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in capital, or in the absence of both retained earnings and additional paid-in capital, as an increase to accumulated deficit, over an expected 18-month period, which is the initial period that the Company has to complete a Business Combination and which is ended on March 13, 2026. Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of franchise and income taxes as well as expenses relating to the administration of the trust account, if any, as well as required deposits to extend the deadline to complete a Business Combination. Beginning March 13, 2026, the Company changed the method to (ii) to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.

For the three months ended September 30, 2026 and 2025, the Company recorded accretion of ordinary share subject to redemption value of $946,097 and $1,792,584, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded accretion of ordinary share subject to redemption value of $3,730,959 and $6,201,905, respectively.

Ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are recorded in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(5,010,612)
Offering costs allocated to redeemable shares	(1,684,693)
Plus:
Accretion of carrying value to redemption value	9,293,083
Ordinary shares subject to possible redemption as of December 31, 2025	$60,097,778
Plus:
Accretion of carrying value to redemption value	3,730,959
Less:
Redemption of Public Shares	(20,626,431)
Ordinary shares subject to possible redemption as of September 30, 2026 (Unaudited)	$43,202,306

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

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed consolidated statements of operations and comprehensive income include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three and nine months ended September 30, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Net income used in the calculation of earnings (loss) per share is as the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$396,051	$557,209	$1,224,792	$1,563,409
Less: Accretion of redeemable ordinary shares to redemption value	(946,097)	(1,792,584)	(3,730,959)	(6,201,905)
Net loss including accretion of redeemable ordinary shares to redemption value	$(550,046)	$(1,235,375)	$(2,506,167)	$(4,638,496)

Earnings (loss) per share presented on the unaudited condensed consolidated statement of operations and comprehensive income for the three months ended September 30, 2026 and 2025 is based on the following:

	For the Three Months Ended September 30,
	2026		2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(418,534)	$(131,512)	$(941,597)	$(293,778)
Accretion of redeemable ordinary shares to redemption value	946,097	-	1,792,584	-
Allocation of net income (loss)	$527,563	$(131,512)	$850,987	$(293,778)
Denominators:
Weighted-average ordinary shares outstanding	5,709,347	1,794,000	5,750,000	1,794,000

Basic and diluted earnings (loss) per share	$0.09	$(0.07)	$0.15	$(0.16)

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Earnings (loss) per share presented on the unaudited condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2026 and 2025 is based on the following:

	For the Nine Months Ended September 30,
	2026		2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(1,909,104)	$(597,063)	$(3,535,439)	$(1,103,057)
Accretion of redeemable ordinary shares to redemption value	3,730,959	-	6,201,905	-
Allocation of net income (loss)	$1,821,855	$(597,063)	$2,666,466	$(1,103,057)
Denominators:
Weighted-average ordinary shares outstanding	5,736,300	1,794,000	5,750,000	1,794,000

Basic and diluted earnings (loss) per share	$0.32	$(0.33)	$0.46	$(0.61)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands for the three and nine months ended September 30, 2026 and 2025.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Meanwhile, pursuant to the underwriting agreement, 1.0% of the gross proceeds of the IPO, or $575,000, will be paid in cash, and 28,750 representative shares will be issued, both of which as the deferred underwriting commission at the consummation of a Business Combination.

All of the 5,750,000 public shares sold as part of the Public Units in the IPO contain a redemption feature and the Company has classified related proceeds in temporary equity as disclosed in Note 2.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

September 30, 2026

(iii) Promissory Note — Related Party (Extension)

On March 4, 2026, April 7, 2026, May 7, 2026, June 7, 2026, July 7, 2026 and August 12, 2026, the Company’s Board of Directors approved the First, Second, Third, Fourth, Fifth and Sixth Extensions, respectively, extending the deadline to consummate a Business Combination from March 13, 2026 to April 13, 2026, from April 13, 2026 to May 13, 2026, from May 13, 2026 to June 13, 2026, from June 13, 2026 to July 13, 2026, from July 13, 2026 to August 13, 2026, and from August 13, 2026 to September 13, 2026, respectively. On March 9, 2026, April 11, 2026, May 11, 2026, June 11, 2026, July 13, 2026 and August 13, 2026, in connection with each Extension, the Company issued an unsecured promissory note to the Sponsor in the principal amount of $191,475 each (collectively the “Extension Promissory Notes”). The Extension Promissory Notes bear no interest and are payable on the earlier of: (i) the consummation of the Company’s initial Business Combination, or (ii) the date the Company is wound up and liquidates. If the Company fails to consummate a Business Combination by the expiration of its prescribed timeframe and liquidates, the Extension Promissory Notes will be forgiven and the Sponsor will have no right to payment.

On September 10, 2026, in connection with the further one-month extension of the deadline from September 13, 2026 to October 13, 2026, the Company issued an additional unsecured promissory note to the Sponsor in the principal amount of $65,000. This promissory note has terms substantially identical to the Extension Promissory Notes, including with respect to interest, maturity, forgiveness upon liquidation, conversion rights, and waiver of claims against the Trust Account, except for the principal amount.

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

As of September 30, 2026, the proceeds of the Extension Promissory Notes of $191,475 each and the $65,000 promissory note issued in connection with the Further First Extension were deposited directly into the Company’s Trust Account to fund the corresponding Extensions, resulting in an aggregate principal amount of $1,213,850 outstanding under these promissory notes as of that date.

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

For the three and nine months ended September 30, 2026 and 2025, the Company had no borrowings under the Working Capital Loans.

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(v) Administrative Services Arrangement

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

For the three months ended September 30, 2026 and 2025, the Company has accrued $30,667 and $30,667 for the service provided by the Sponsor, respectively. For the nine months ended September 30, 2026 and 2025, the Company has accrued $91,000 and $91,000 for the service provided by the Sponsor, respectively.

Balance with the related party:

		September 30, 2026	December 31, 2025
		(Unaudited)
Amount due to a related party:
Related party	Nature
HWei Super Speed Co. Ltd.	Administrative support service fee	249,000	158,000
HWei Super Speed Co. Ltd.	Promissory note for extension	1,213,850	-

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

September 30, 2026

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

As of September 30, 2026, as a result of closing of the IPO, the exercise of the Representative’s Over-Allotment Option, the sales of Placement Units in the private placement and the redemption of Public Shares, there were 5,673,970 ordinary shares issued and outstanding, including 3,879,970 ordinary shares subject to possible redemption, which are classified as temporary equity, and 1,794,000 ordinary shares. 1,794,000 ordinary shares issued and outstanding, consisting of 1,437,500 ordinary shares of founder shares, 299,000 ordinary shares from private placement and 57,500 ordinary shares to the underwriter.

As of December 31, 2025, as a result of closing of the IPO, the exercise of the Representative’s Over-Allotment Option and the sales of Placement Units in the private placement, there were 7,544,000 ordinary shares issued and outstanding, including 5,750,000 ordinary shares subject to possible redemption, which are classified as temporary equity, and 1,794,000 ordinary shares. 1,794,000 ordinary shares issued and outstanding, consisting of 1,437,500 ordinary shares of founder shares, 299,000 ordinary shares from private placement and 57,500 ordinary shares to the underwriter.

Rights

As of September 30, 2026 and December 31, 2025, there were 5,750,000 public rights included in the Public Units and 299,000 private rights include in the Placement Units outstanding. There was no right attached to the Representative Shares. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will receive one-tenth (1/10) of an ordinary share (the “Rights”) upon consummation of the initial Business Combination. In the event the Company will not be the surviving company upon completion of our initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share of the Company underlying each right upon consummation of the Business Combination unless otherwise waived in the course of the Business Combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Rights, and the Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of an initial Business Combination. Accordingly, the Rights may expire worthless.

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

September 30, 2026

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

	September 30, 2026	December 31, 2025
	(Unaudited)
Cash	$732,595	$1,024,709
Marketable securities held in Trust Account	$43,202,306	$61,035,590

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses	$105,893	$69,216	$366,865	$306,953
Income earned on marketable securities held in Trust Account	$498,147	$618,724	$1,579,297	$1,845,521

FUTURE VISION II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

On October 12, 2026, in connection with the further second one-month extension of the deadline to consummate a business combination from October 13, 2026 to November 13, 2026 (the “Further Second Extension”), the Company issued an unsecured promissory note (the “Further Second Extension Promissory Note”) to the Sponsor in the principal amount of $65,000. The terms of the Further Second Extension Promissory Note are substantially identical in all material respects to the terms of the Further First Extension Promissory Note, including with respect to interest, maturity, forgiveness upon liquidation, conversion rights, and waiver of claims against the Trust Account. The proceeds of the Further Second Extension Promissory Note were deposited into the Company’s Trust Account to fund the Further Second Extension.

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

Overview

We are a blank check company incorporated in the Cayman Islands on January 30, 2024, which formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. On November 12, 2024, we formed a wholly-owned Cayman Islands subsidiary, Future Vision II Acquisition Merger Subsidiary Corp. (“Merger Sub”), for the purpose of consummating a Business Combination. We intend to effectuate our initial Business Combination using cash derived from the proceeds of our Initial Public Offering (“IPO”) and the sale of Placement Units to HWei Super Speed Co. Ltd. (our “Sponsor”), our shares, debt, or a combination of the foregoing.

On September 13, 2024, we consummated our IPO of 5,750,000 Units (including the full exercise of the underwriters’ over-allotment option of 750,000 Units) at $10.00 per Unit. Simultaneously with the closing of the IPO, we consummated the private placement of 299,000 Placement Units to our Sponsor at $10.00 per Unit, generating gross proceeds of $2,990,000. At the closing of the IPO, we issued 57,500 Representative Shares to the representative of the underwriters, and agreed to pay $575,000 in cash and issue an additional 28,750 Representative Shares as a deferred underwriting commission upon consummation of our initial Business Combination. Following the closing of the IPO on September 13, 2024, $57,787,500 ($10.05 per Public Share) from the net proceeds of the IPO and Private Placement was placed in a trust account (“Trust Account”) maintained by Wilmington Trust, National Association, as trustee.

On November 28, 2024, we entered into a Merger Agreement (as amended on December 10, 2024, the “VIWO Merger Agreement”) with Merger Sub and VIWO Technology Inc. (“VIWO”). On December 29, 2025, VIWO delivered a written notice terminating the VIWO Merger Agreement pursuant to its terms because the merger had not been consummated on or prior to the November 28, 2025 outside closing date, without liability to any party.

On January 16, 2026, we entered into a Merger Agreement (the “MicroTouch Merger Agreement”) with Merger Sub and MicroTouch Technology INC, a Cayman Islands exempted company (“MicroTouch”). Pursuant to the MicroTouch Merger Agreement, Merger Sub will merge with and into MicroTouch, with MicroTouch surviving the merger as our wholly-owned subsidiary (the “MicroTouch Merger”), and we will change our corporate name to “MicroTouch Inc.” (or such other name as agreed by the parties and approved by the Registrar of Companies in the Cayman Islands). The transaction values MicroTouch at $90,000,000, with MicroTouch’s shareholders receiving an aggregate of approximately 8,955,224 of our ordinary shares valued at $10.05 per share (representing the initial per-share redemption price). Our Registration Statement on Form S-4 relating to the MicroTouch Merger was declared effective by the SEC on June 26, 2026, and our shareholders approved the MicroTouch Merger at an extraordinary general meeting held on July 23, 2026. Public share redemption elections submitted in connection with the July 23, 2026 extraordinary general meeting remain contingent upon the closing of the MicroTouch Merger. Consummation of the MicroTouch Merger remains subject to customary closing conditions, including approval of the combined company’s initial listing application on Nasdaq and our retention of at least $5,000,001 in net tangible assets.

Between March 2026 and August 2026, we effected six consecutive one-month extensions of our initial Combination Period from March 13, 2026 to September 13, 2026, depositing $191,475 per extension ($1,148,850 in the aggregate) into the Trust Account funded via unsecured, non-interest-bearing convertible promissory notes issued to our Sponsor. On August 21, 2026, our shareholders approved amendments to our Memorandum and Articles of Association and Investment Management Trust Agreement authorizing our Board of Directors, without further shareholder approval, to extend our Business Combination deadline by up to twelve additional one-month periods from September 13, 2026 to September 13, 2027 upon the deposit into the Trust Account by the Sponsor of the lesser of $65,000 or $0.0333 per remaining public share per month. In connection with the August 21, 2026 shareholder meeting, as settled on September 29, 2026, 1,870,030 public shares were redeemed at approximately $11.03 per share for an aggregate disbursement of $20,626,431 from the Trust Account, leaving 3,879,970 public shares issued and outstanding. Subsequently, on September 10, 2026 and October 12, 2026, we effected the first and second monthly extensions under the amended charter (depositing $65,000 per extension funded via Sponsor promissory notes), extending our Combination Period to November 13, 2026.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities since inception have consisted of organizational activities, preparing for and consummating our IPO, identifying and evaluating target businesses, negotiating the terminated VIWO Merger Agreement, and negotiating and pursuing the consummation of the MicroTouch Merger. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest and dividend income on cash and marketable securities held in the Trust Account and operating bank accounts. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as transaction and regulatory expenses in connection with closing our initial Business Combination.

For the three months ended September 30, 2026, we had a net income of $396,051, which consisted of income earned on marketable securities held in trust account of $498,147, interest income earned on bank accounts of $3,797, offset by operating expenses of $105,893.

For the three months ended September 30, 2025, we had a net income of $557,209, which consists of income earned on marketable securities held in trust account of $618,724, interest income earned on bank account of $7,701, offset by operating expenses of $69,216.

For the nine months ended September 30, 2026, we had a net income of $1,224,792, which consisted of income earned on marketable securities held in trust account of $1,579,297, interest income earned on bank accounts of $12,360, offset by operating expenses of $366,865.

For the nine months ended September 30, 2025, we had a net income of $1,563,409, which consists of income earned on marketable securities held in trust account of $1,845,521, interest income earned on bank account of $24,841, offset by operating expenses of $306,953.

Liquidity and Capital Resources

For the nine months ended September 30, 2026, cash used in operating activities was $292,114, cash provided by investing activities was $19,412,581 and cash used in financing activities was $19,412,581. As of September 30, 2026, we had cash of $732,595 available for working capital needs and marketable securities held in Trust Account of $43,202,306. All marketable securities are held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem the ordinary shares. As of September 30, 2026, none of the amount on marketable securities in the Trust Account was available to be withdrawn as described above.

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

The Company may initially extend the deadline to consummate a Business Combination up to six times, each by an additional one-month period. for a maximum of 24 months from the closing of the IPO. The First Extension was effected on March 4, 2026, extending the deadline from March 13, 2026 to April 13, 2026, with an Extension Fee of $191,475 deposited into the Trust Account. The Second Extension was effected on April 8, 2026, extending the deadline from April 13, 2026 to May 13, 2026, with an Extension Fee of $191,475 deposited into the Trust Account. The Third Extension was effected on May 8, 2026, extending the deadline from May 13, 2026 to June 13, 2026, with an Extension Fee of $191,475 deposited into the Trust Account. The Fourth Extension was effected on June 8, 2026, extending the deadline from June 13, 2026 to July 13, 2026, with an Extension Fee of $191,475 deposited into the Trust Account. The Fifth Extension was effected on July 8, 2026, extending the deadline from July 13, 2026 to August 13, 2026, with an Extension Fee of $191,475 deposited into the Trust Account. The Sixth Extension was effected on August 13, 2026, extending the deadline from August 13, 2026 to September 13, 2026, with an Extension Fee of $191,475 deposited into the Trust Account. Following the August 21, 2026 shareholder meeting, the Board may extend the deadline by up to twelve additional one-month periods, from September 13, 2026 to September 13, 2027. The Further First Extension was effected on September 10, 2026, extending the deadline from September 13, 2026 to October 13, 2026, with an Extension Fee of $65,000 deposited into the Trust Account. The Further Second Extension was effected on October 12, 2026, extending the deadline from October 13, 2026 to November 13, 2026, with an Extension Fee of $65,000 deposited into the Trust Account. If the Company elects to effect further monthly extensions, it will be required to deposit an additional $65,000 into the Trust Account for each such extension. The Company may rely on the Sponsor to fund such Extension Fees, in which case it would issue additional promissory notes to the Sponsor on substantially similar terms.

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

As of September 30, 2026, we had cash of $732,595 and a working capital deficit of $701,646. In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Going Concern,” we have determined, considering the funds available from our IPO consummated on September 13, 2024, that we have sufficient funds for our working capital needs until a minimum of one year from the date of issuance of these financial statements. However, we have until November 13, 2026 (as may be further extended by up to ten additional one-month periods until September 13, 2027) to consummate an initial Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the need to satisfy this mandatory liquidation requirement, should a business combination not occur, raises substantial doubt about our ability to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date. Nevertheless, there can be no assurance that we will be able to consummate a business combination by September 13, 2027. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after such date.

Off-Balance Sheet Arrangements

As of September 30, 2026, we have no obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2026, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Ordinary Shares Subject to Possible Redemption

All of the 5,750,000 Ordinary Shares sold as part of the Units in the IPO initially contained a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In connection with the extraordinary general meeting held on August 21, 2026, 1,870,030 Public Shares were redeemed. As of September 30, 2026 and December 31, 2025, 3,879,970 and 5,750,000 ordinary shares remained subject to possible redemption, respectively.

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

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., Rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected the accretion method (i) to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, by a charge against additional paid-in-capital, or in the absence of both retained earnings and additional paid-in capital, as an increase to accumulated deficit, over an expected 18-month period, which is the initial period that the Company has to complete a Business Combination and which is ended on March 13, 2026. Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of franchise and income taxes as well as expenses relating to the administration of the trust account, if any, as well as required deposits to extend the deadline to complete a Business Combination. Beginning March 13, 2026, the Company changed the method to (ii) to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the registration statements on Form S-1 for our IPO, the Annual Report on Form 10-K and our Registration Statement on Form S-4 (File No. 333-295410) declared effective by the SEC on June 26, 2026. On November 5, 2026, as reported on our Current Report on Form 8-K filed on November 9, 2026, we received written notification from The Nasdaq Stock Market LLC (“Nasdaq”) confirming that we had regained compliance with the minimum 300 public holders continued listing requirement under Nasdaq Listing Rule 5550(a)(3), closing the deficiency matter previously reported in May 2026. Except for the updated risk factor set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.

There can be no assurance that we will be able to satisfy the closing conditions to our proposed Business Combination with MicroTouch including Nasdaq’s initial listing standards for the post-combination company and minimum net tangible asset or cash requirements or consummate an initial Business Combination within Nasdaq’s maximum 36-month window, which could result in the delisting of our securities and our mandatory liquidation in accordance with our amended and restated memorandum and articles of association.

Although our shareholders approved our proposed Business Combination with MicroTouch Technology INC (“MicroTouch”) at an extraordinary general meeting held on July 23, 2026, the consummation of the MicroTouch Merger remains subject to the satisfaction or waiver (where permissible) of various customary and regulatory closing conditions under the Merger Agreement dated January 16, 2026, and there can be no assurance that we will successfully close the transaction.

Specifically, pursuant to Nasdaq Listing Rule IM-5101-2(b) and the Merger Agreement, the combined company (“MicroTouch Inc.”) must qualify for and obtain approval of an initial listing application on Nasdaq upon closing, rather than relying on our current continued listing status. To satisfy Nasdaq’s initial listing standards, the post-combination company must meet heightened quantitative and qualitative requirements at closing, including (but not limited to) thresholds for minimum Market Value of Publicly Held Shares (“MVPHS”) and a minimum of 300 unrestricted round-lot public holders. Nasdaq exercises broad discretionary authority in reviewing DE-SPAC initial listing applications. There can be no assurance that Nasdaq will approve the combined company’s initial listing application on a timely basis or at all.

Furthermore, under Nasdaq Listing Rule IM-5101-2, a special purpose acquisition company must complete its initial Business Combination within 36 months of the effectiveness of its IPO registration statement. Following shareholder approval on August 21, 2026, our Board of Directors is authorized to extend our Combination Period on a monthly basis up to September 13, 2027 (the end of such 36-month period), provided our Sponsor or its designee deposits the lesser of $65,000 or $0.03333 per share into the Trust Account for each one-month extension. Our Sponsor is under no legal obligation to continue funding monthly extension fees. If our Sponsor elects not to fund a monthly extension prior to closing, we would be required to wind up and liquidate upon the expiration of the then-current monthly deadline. Moreover, even if all monthly extensions are funded, Nasdaq rules do not permit extensions beyond the 36-month anniversary in September 2027. If we fail to consummate the MicroTouch Merger (or an alternative initial Business Combination) prior to the expiration of our Combination Period or Nasdaq’s 36-month limit, Nasdaq will initiate suspension and delisting proceedings against our securities. A delisting would prevent satisfaction of the exchange-listing closing condition under the Merger Agreement, severely reduce liquidity and market quotations for our securities, and subject our shares to SEC “penny stock” rules. Ultimately, if we are unable to consummate an initial Business Combination within the prescribed timeframe, we will be forced to cease all operations except for winding up, redeem 100% of our remaining public shares from the Trust Account, and liquidate and dissolve, in which event all of our outstanding public and private rights will expire worthless.

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

On September 13, 2024, we consummated our IPO of 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $50,000,000. We granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the IPO price to cover over-allotments. As of September 13, 2024, the over-allotment option was exercised, generating gross proceeds of $7,500,000 and deposited into the Trust Account. Meanwhile, 57,500 ordinary shares were issued to the underwriter at the closing of the IPO as representative shares, and 28,750 representative shares will be issued as the deferred underwriting commission at the consummation of a Business Combination. The securities sold in the IPO were sold pursuant to a registration statement on Form S-1 (File No.: 333-272605). The registration statement became effective on September 11, 2024.

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

In connection with the extraordinary general meeting held on August 21, 2026, holders of public shares were entitled to redeem their shares. As finally settled on September 29, 2026, 1,870,030 public shares were redeemed at approximately $11.03 per share, with an aggregate of $20,626,431 paid from the Trust Account. Following the redemption, 3,879,970 public shares remained outstanding.

For the three months ended September 30, 2026 and 2025, income earned on marketable securities held in Trust Account were $498,147 and $618,724. For the nine months ended September 30, 2026 and 2025, income earned on marketable securities held in Trust Account were $1,579,297 and $1,845,521. As of September 30, 2026, the fair value of marketable securities held in Trust Account of $43,202,306.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association, effective August 21, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2026).

10.1	Amendment to the Investment Management Trust Agreement, dated August 21, 2026, by and between the Company and Wilmington Trust, National Association (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2026).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 12, 2026	FUTURE VISION II ACQUISITION CORP.

	By:	/s/ Chen Caihong
	Name:	Chen Caihong
	Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)